Form 10KSB
period 2006-12-31
Last Mile Logistics Group, Inc.
filed 2007-04-05
CIK 1379926

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2006
                          -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-52301

                         LAST MILE LOGISTICS GROUP, INC.
                         -------------------------------
                 (Name of small business issuer in its charter)

         Florida                                                 65-1001573
         -------                                                 ----------
State of other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            Identification No.)

6675 Amberton Drive, Elkridge, Maryland                             21075
---------------------------------------                             -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (301) 931-1771
                                                    --------------

       Securities registered under Section 12(b) of the Exchange Act: None
                                                                      ----

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $.0001 per share
                    ----------------------------------------

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         The Registrant's revenues for its most recent fiscal year are:
$1,708,726.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last price at which the common equity was sold was approximately $975,400.

         The Registrant had 50,152,667 shares of common stock outstanding, as of March 31, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check one):    Yes [ ]   No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

FORWARD LOOKING STATEMENTS

         In addition to the historical information contained herein, we make statements in this report that are forward-looking statements. Sometimes these statements will contain words such as "believes," "anticipates," "expects," "intends," "hopes," "should," "will," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors, certain of which are discussed herein under the heading "Factors That May Affect Future Operating Results," that could cause our actual performance or achievements to be materially different from those expressed in any forward-looking statements made by or on our behalf. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. We do not assume the obligation to update or revise any forward-looking statements.

HISTORY

         Our company, Last Mile Logistics Group, Inc., is a Florida corporation which was formed in 1998. It did not commence business operations until it acquired Chesapeake Logistics, LLC, a Maryland limited liability company ("Chesapeake Logistics"), as of October 1, 2006.

         Chesapeake Logistics provides courier services of envelopes and small packages, as well as "last mile" logistics services in the mid-Atlantic region of the United States from its facility located in Elkridge, Maryland. Its "last mile" logistics services include scheduled door-to-door delivery of larger items of merchandise, such as furniture, electronics and entertainment equipment, as well as the assembly and installation of such items.

         Chesapeake Logistics was founded as a limited liability company in Arnold, Maryland in November 1997. Initially, it was a consulting firm which focused on improving its clients' supply chain and logistics strategies and practices. In September 2000, Chesapeake Logistics acquired the assets and business of Boyle Enterprises, Inc. d/b/a U.S. Couriers, a provider of same-day and scheduled courier services in the Washington, DC area.

         While continuing to provide courier services, Chesapeake Logistics has, over time, changed its focus to include the delivery of heavier freight and specialized support services, such as home delivery and assembly and installation of merchandise. This transition from business-to-business deliveries of envelopes and small packages to business-to-consumer deliveries of larger merchandise reflects our adjustment to certain industry realities and trends as are discussed below.

         Shortly before the acquisition of Chesapeake Logistics, Last Mile Logistics Group, Inc. changed its name from David Interns Corp. to Last Mile Logistics Group, Inc. ("LMLG"). LMLG acquired all of the issued and outstanding units of ownership in Chesapeake Logistics, thereby causing Chesapeake Logistics to become a wholly-owned subsidiary of LMLG. The business of Chesapeake Logistics has become the only operating business of LMLG and the management of Chesapeake Logistics has assumed the management of LMLG.

         When used herein the terms "Company," "we," "us" and "our" each refers to the combined business entity of LMLG and Chesapeake Logistics, unless the context otherwise indicates.

GOING CONCERN

         Our financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent auditor has expressed substantial doubt as to our ability to continue as a going concern. As shown in the financial statements, for the year ended December 31, 2006, we had net sales of $1,708,726, as compared to net sales of $1,921,264 for the year ended December 31, 2005. For the year ended December 31, 2006, we incurred a net loss of $1,283,277, as compared to a net loss of $61,434 for the year ended December 31, 2005.

         At December 31, 2006, we had a stockholders' deficit of $992,844. At December 31 2006, we had current assets of $420,376 and current liabilities of $759,264, resulting in a working capital deficit of $338,888.

         We have utilized existing lines of credit to fund our working capital needs in 2005 and 2006. At December 31, 2006, the current portion of our long-term debt was $503,582, our long-term debt was $263,193 and our notes payable to related parties was $462,834. We believe that we will generate sufficient operating capital through operations to meet our debt service requirements and to maintain our business at its present level. However, if we fail for any reason to repay any of our loans on a timely basis, then we may have to curtail our business sharply or cease our operations altogether.

         Alternatively, any shortfall in our cash flow requirements may be met through private placements of our common stock and incurring debt. No assurances can be given that financing will be available or be sufficient to meet our capital needs. In March 2007, we secured a total of $175,000 of equity investment in the Company. If we are unable to generate profits or are unable to obtain financing to meet our working capital requirements, then we may be required to modify our operations, including curtailing our business significantly or ceasing operations altogether. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, if necessary, and ultimately to return to profitability. Should any of these events not occur, our financial statements will be adversely affected and our business may not survive.

INDUSTRY BACKGROUND AND TRENDS

         We view the logistics industry as consisting of two segments. The first segment, in our view, involves the transportation and delivery of envelopes and small packages. The providers of these services include the United States Post Office, Federal Express, UPS and other, smaller courier services. By providing courier services, we compete in this segment. Due to the increasing use of email and faxes, as well as the efficiencies of large, integrated entities such as the United States Post Office, Federal Express and UPS, our courier business has been shrinking for several years.

         The second segment, in our view, involves the transportation and delivery of freight. The freight delivery industry is generally characterized by two types of carriers: long haul carriers and "last mile" carriers. Long haul carriers include trucking companies and air freight companies that typically transport freight from one market or city to another, but do not provide "door-to-door" service. "Last mile" carriers include delivery services that typically transport freight from a local warehouse or retail establishment to the ultimate destination within a metropolitan or other relatively finite area. We provide "last mile" delivery services in the mid-Atlantic region and thereby compete in this segment as well.

         The "last mile" delivery industry has historically been highly fragmented and highly localized. No national or international company has yet become a dominant provider of "last mile" delivery services.

         In our opinion, several trends have combined to increase the demand for "last mile" delivery services, including without limitation the following:

         1. Growth in Internet Sales. The growth in retail sales via the internet has sharply increased the need for last mile delivery services. We anticipate that retail sales via the internet and the need for last mile delivery services will continue to grow. While the transportation and delivery of small packages is provided by the United States Post Office, Federal Express, UPS and similar entities, last mile service providers are necessary to deliver, assemble and install larger items, such as furniture, appliances, large screen televisions, entertainment centers and exercise equipment.

         2. Growth in Aging Population. As the American population has grown older, the medical requirements and physical limitations of the aging have increased. As a result, sales of items such as lift beds and chairs, wheelchairs, electric scooters, massage chairs, exercise equipment and other items designed to make life easier for those growing older have increased. We expect this trend to continue. In most cases, last mile service providers are required to deliver, assemble and install these items.

         3. Growth in Outsourcing of Logistics Services. As retailers have focused on their core competencies in order to compete effectively, many have elected to outsource delivery services in order to reduce capital investment in warehouse and transportation assets and to reduce warehouse and transportation expenses. We anticipate that this trend will continue.

         4. Need for Retailers to Differentiate Themselves. In order to compete effectively, retailers are constantly seeking new and better ways to differentiate themselves from their competitors. We believe that many retailers have come to the realization that prompt and efficient delivery service, including placing merchandise in the consumer's room of choice, removal of packaging materials and assembly and installation, offer an effective means to differentiate themselves from their competitors and to enhance the customer's experience. As a result, we expect that increasing numbers of retailers will engage last mile service providers to perform these increasingly important functions.

         5. Retailers' Need for Superior Service and Product Availability. We have observed that retailers are attempting to increase market share through superior service and product availability. The need for prompt, reliable delivery, assembly and installation of merchandise gives a competitive advantage to those last mile service providers, such as the Company, that also provide warehouse space to customers, thereby allowing retailers to place their merchandise closer to customers without having to utilize valuable retail space and enabling quick, easy and efficient response to customer orders.

SERVICES PROVIDED BY CHESAPEAKE LOGISTICS

         Through our Chesapeake Logistics subsidiary, we offer the following logistics services:

                  Same-day and rush on-demand courier service;

                  Scheduled same-day route delivery of packages and other items;

                  Customer scheduling within designated time window;

                  Pickup and delivery of merchandise;

                  Temporary storage of merchandise, if necessary;

                  Assembly and placement of merchandise at customer's residence;

                  Cross-docking and safe storage of merchandise; and

                  Reverse logistic services, such as picking up, storing, packaging and transporting customer returns.

OPERATIONS

         We operate from a single 21,000 square foot facility located in Elkridge, Maryland. We provide regional delivery services to the states of Maryland, Virginia, West Virginia, Pennsylvania, Delaware and the District of Columbia. Management of the Company is involved in all aspects of Company operations, and is supported by an operations supervisor, a controller, dispatchers, customer service personnel and delivery crew workers.

         All of our employees submit to background checks and drug screening. All of our employees are required to wear clean uniforms when meeting the public. All of our vehicles bear the Chesapeake Logistics name and logo.

         Scheduled Heavy Goods Delivery. Orders for the delivery of heavy goods come from customers through a variety of means, including telephone calls, faxes, emails and website postings. Customer service personnel respond to these order requests based on specific agreements we have in place with our clients.

         We first confirm the availability of the merchandise to be delivered. We generally receive merchandise for delivery in one of three ways: by our picking up the merchandise at our client's warehouse or retail location, by our picking up the merchandise at a designated freight carrier's local terminal, or by our taking delivery of the merchandise directly from a freight carrier at our facility.

         Our client will provide us with contact information relating to its customer. Once we confirm that the merchandise is available for delivery, we will contact that customer within twenty-four hours to schedule a delivery on a specific date, usually within three days, and within a four-hour window on that day.

         Our logistics coordinators generally determine the delivery window based on our existing truck route schedules, and where the delivery location optimally fits into our schedule. Once all routes are established for the following day, delivery crews and vehicles are assigned to specific routes, and route directions are computer generated.

         On the day of the delivery, the driver of the delivery vehicle reviews his route requirements (e.g., location of stops, driving directions and merchandise to be delivered) before loading the vehicle. The dispatcher on duty releases merchandise to the delivery crew (driver and helper) who then load their vehicle based on the order of the deliveries.

         Prior to arrival at customer location, the delivery crew will contact the dispatcher using a two-way Nextel radio when they estimate their location to be thirty minutes away from the customer location. The dispatcher then informs the customer of the estimated arrival time.

         Upon arrival at the customer location, the driver goes to the door and confirms that the customer desires to receive the merchandise. The delivery crew then carries the merchandise into the customer's home or office, and depending on the service requirements of the delivery, may place the merchandise in the customer's room of choice, and/or assemble the merchandise, and remove the packaging materials. Upon completion of delivery, the driver obtains a signature from the customer as proof of the delivery ("POD"). Upon return to the vehicle, the delivery crew will provide the name of the signatory and time of delivery from the POD by Nextel radio to the dispatcher. The dispatcher then enters this information into the dispatch system.

         Once all the deliveries are completed, the delivery crew returns the vehicle to our facility. At our facility, the delivery crew disposes of all trash by placing into our on-site compactor and brings any merchandise remaining on the truck inside our facility. The dispatcher records the inbound items on to the warehouse inventory log. The driver will then park the vehicle for the night and submit to the dispatcher all PODs, a manifest showing all delivery times and locations for the day, and any other relevant paperwork.

         Same-Day and Scheduled Courier Delivery. For regularly scheduled courier deliveries, the dispatcher will confirm via Nextel radio with the courier that he or she is assigned to that day's route. For same-day requests for the delivery of envelopes, packages and small boxes, our customer service personnel immediately record orders into our dispatch system. Each order is viewed on the dispatch screen by the dispatcher and the delivery is scheduled with an available courier. The dispatcher assigns the delivery to the courier via Nextel radio. If no couriers are available, then the dispatcher may outsource the delivery request to another courier company in order to satisfy customer's same-day delivery requirements. Upon delivery, the courier communicates POD information to the dispatcher, who records it into the dispatch system.

CUSTOMERS

         Our target customer is a business that distributes or sells appliances, furniture, televisions, home medical equipment or other merchandise that requires at least two people to carry it and that offers a delivery option to its customers. Those businesses include national or local retailers, internet sellers, freight brokers and freight carriers. We believe that each of our target customers would benefit from outsourcing the "last mile" of the delivery process, i.e., that portion of the delivery process by which merchandise is delivered to the home or other ultimate destination.

         At present, we have approximately 55 customers. For the year ended December 31, 2006, two customers generated revenues in excess of 10% of the Company's total consolidated revenues. Revenues from these customers totaled $464,453 and $397,736, respectively, or 27.2% and 23.3%, respectively, of total consolidated revenues. For the year ended December 31, 2005, three customers generated revenues in excess of 10% of the Company's total consolidated revenues. Revenues from these customers totaled $734,974, $335,199, and $254,746, respectively, or 38.3%, 17.4%, and 13.3% of total consolidated revenues, respectively.

MARKETING

         Historically, we have not devoted a substantial amount of our resources to marketing. We generally market our services primarily through referrals from customers, growing our business with existing customers, responding to requests for proposals and telephone and email inquiries, and visits to target companies. The growth of our customers, including retailers and freight brokers, has aided our growth.

         In marketing our services, we have developed an approach to quantifying the improvement in economic value for the client. We call this approach Logistics Value Added or LVA(R). LVA(R) quantifies the economic value added from supply chain improvements. Our marketing approach estimates the value generated from outsourcing specific logistics functions, both from an income statement perspective (such as reductions in expenses for fuel, vehicles, delivery crews, facility operations, vehicle accidents, customer service, United States Department of Transportation ("DOT") regulatory compliance, employee recruiting and retention, damage to merchandise and other related expenses) and from a balance sheet perspective (such as improvement in inventory turnover and reductions in investments for facilities and vehicles).

         While we hope to implement a more aggressive marketing strategy, including completing the development of our website, preparing a brochure, hiring dedicated sales personnel and approaching various regional retailers and freight companies, at present, we lack adequate cash flow from operations to accomplish this objective. As a result, we cannot predict the cost of a more aggressive marketing strategy or whether or when we will be able to engage in a more aggressive marketing strategy.

COMPETITION

         Both the courier industry and the "last mile" delivery segments are highly competitive and highly fragmented. Our competitors include the United States Post Office, Federal Express, UPS, Velocity Express and Dynamex in the courier segment. In the "last mile" delivery segment, our competitors include moving companies such as Bekins, Allied Van Lines and North American Van Lines, third party logistics providers such as Exel Logistics and Cardinal Logistics, and retail home delivery services such as Cory Home Delivery and Purnell Furniture Services.

         We believe that we differentiate ourselves from our competitors in the following ways:

         1. We utilize LVA(R) to educate prospective customers as to the benefits of utilizing our services, both from an income statement and a balance sheet perspective.

         2. Unlike most of our competitors, we generally utilize our own employees to make deliveries, rather than independent contractors. All of our employees submit to background checks and drug screening. All of our employees are trained by our management and are required to comply with our policies and procedures. As a result, we are able to maintain close supervision of our delivery crews while they are on the road and while they are making deliveries to our clients' customers.

         3. Unlike most of our competitors, we generally utilize our own trucks to make deliveries, rather than those owned or leased by independent contractors engaged to make deliveries. We can, therefore, insure that our trucks are well maintained, clean and project a professional appearance.

         4. We specialize in making deliveries in the mid-Atlantic region. As a result, we are able to make our deliveries in an efficient and timely manner, thus insuring that each delivery is made within the designated four hour window.

         5. We specialize in making deliveries of larger, heavier items of merchandise, such as furniture, electronics and entertainment equipment. Our employees are trained to make such deliveries and our trucks are equipped for such deliveries. For example, each of our trucks is equipped with a lift gate and handling equipment. As a result, we are able to make our deliveries in an efficient and timely manner, thus insuring that each delivery is made within the designated four hour window.

DELIVERY VEHICLES

         At present, in order to make deliveries, we utilize five leased trucks and one Company-owned van. All of our trucks are leased from Ryder Truck Rental, Inc. Under our full service lease arrangement, Ryder Truck Rental, Inc. leases, washes, maintains on a regular schedule and provides liability insurance on, all of our leased vehicles.

GOVERNMENTAL REGULATION

         Our delivery operations are subject to various state and local regulations and, in many instances, require permits and licenses for us to operate. Interstate and intrastate motor carrier operations are also subject to safety requirements prescribed by the DOT and by state departments of transportation. These include maintaining adequate liability insurance and providing evidence thereof, passing roadside vehicle safety inspections as and when required to do so, ensuring that drivers are properly licensed and certified to drive particular types of vehicles, and ensuring that drivers are in compliance with driver hours of service limitations.

         If we fail to comply with all applicable regulations, we could face substantial fines or possible revocation of one or more of our operating permits. To date, we have not received notice of any material non-compliance with any applicable law, rule or regulation from any authority.

         We are subject to federal, state and local provisions relating to the discharge of materials into the environment or otherwise for the protection of the environment. Although current operations have not been significantly affected by compliance with these environmental laws, governments are becoming increasingly sensitive to environmental issues, and we cannot predict what impact future environmental regulations may have on our business. We do not anticipate making any material capital expenditures for environmental control purposes.

SAFETY

         We seek to ensure that all of our vehicles and drivers meet safety standards established by our customers and our insurance carrier, as well as the DOT. To this end, we conduct safety training for our delivery crews from time to time. We also review prospective drivers to ensure that they have acceptable driving records, and we review driving records on an annual basis. Prospective drivers are required to take a physical examination and to pass a drug test.

EMPLOYEES

         At present, we employ twenty persons on a full time basis. Our full time employees include our Chairman of the Board and Chief Executive Officer and our President and Chief Operating Officer. We believe our relations with our employees to be excellent.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT RETURN TO PROFITABILITY.

         For the year ended December 31, 2006, we had net sales of $1,708,726, as compared to net sales of $1,921,264 for the year ended December 31, 2005. For the year ended December 31, 2006, we incurred a net loss of $1,283,277, as compared to a net loss of $61,434 for the year ended December 31, 2005. At December 31, 2006, we had a stockholders' deficit of $992,844 and a working capital deficit of $338,888. We expect to sustain a loss for 2007.

         As a result, we will need to generate significant additional sales in order to return to and maintain profitability. We cannot assure our shareholders that we will achieve significant additional sales, or that we will again be profitable and, if so, that we can sustain profitability into the future. It is possible that we may encounter unexpected expenses. If the time required to generate significant sales and return to profitability is longer than anticipated, we may need to obtain working capital in the future. There can be no assurance that we will be able to successfully complete any such financing arrangements or that the amounts raised would meet our cash flow needs. We cannot assure our shareholders that additional capital will be available to us in the future on favorable terms, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our business activities essential to operate profitably would be significantly limited.

OUR AVAILABLE CASH IS LIMITED. WE MAY NEED TO RAISE ADDITIONAL CAPITAL.

         At December 31, 2006, we had a stockholders' deficit of $992,844. At December 31 2006, we had current assets of $420,376 and current liabilities of $759,264, resulting in a working capital deficit of $338,888. At December 31, 2006, the current portion of our long-term debt was $503,582, our long-term debt was $263,193 and our notes payable to related parties was $462,834. We believe that we will generate sufficient operating capital through operations to meet our debt service requirements and to maintain our business at its present level. However, if we fail for any reason to repay any of our loans on a timely basis, then we may have to curtail our business sharply or cease our operations altogether.

         Similarly, there can be no assurance that sales will continue to increase or even maintain current levels. If we continue to experience cash flow difficulties, then we may need to obtain capital through equity and/or debt financing. If additional funds are obtained by issuing equity securities and/or debt securities convertible into equity, dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. There can be no assurances, however, that additional financing will be available when needed, or if available, on acceptable terms. There are no current agreements, arrangements, or understandings for any equity and/or debt financing. The failure of the Company to obtain any such financing as required or otherwise desired will have a material adverse effect upon the Company, its business and operations.

OUR FINANCIAL STATEMENTS ARE SUBJECT TO A "GOING CONCERN" QUALIFICATION.

         Our financial statements appearing elsewhere in this report have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate capital and revenue resources to enable us to return to profitable operations. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon our making additional sales and ultimately returning to profitable operations. No assurances can be made that we will be successful in these activities. Should any of these events not occur, our financial statements will be materially and adversely affected.

IN ORDER TO CONTINUE OUR GROWTH, WE NEED TO INCREASE THE VOLUME OF THE FREIGHT DELIVERED BY US. IF WE FAIL TO INCREASE THE VOLUME OF THE FREIGHT DELIVERED BY US, THEN WE MAY BE UNABLE TO MAINTAIN OR INCREASE OUR PROFITABILITY.

         We depend in significant part on our ability to increase the amount and revenue per pound of the freight delivered by us in order to increase revenues and net income from operations. Specifically, we have significant fixed costs as a result of the equipment and facilities that we are required to maintain. The amount of freight delivered by us and the revenue per pound we receive depend on numerous factors, many of which are beyond our control, such as economic conditions and the pricing of our competitors. As a result, there can be no guarantee that the amount of freight delivered by us or the revenue per pound realized by us will increase or even remain at current levels. If we fail to increase the volume of the freight delivered by us or the revenue per pound of the freight delivered by us, then we may be unable to maintain or increase our profitability.

WE RELY UPON A SMALL NUMBER OF SIGNIFICANT CUSTOMERS, THE LOSS OF WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS, SUCH AS A SIGNIFICANT REDUCTION IN OUR REVENUES AND NET INCOME.

         We are dependent upon a limited number of large customers which account for a significant portion of our revenues. We lack a diverse customer base and are dependent upon a small number of significant customers. The loss of one or more of such major customers, or a material reduction in services performed for such customers, would likely have a material adverse effect on our financial condition and results of operations, such as a significant reduction in our revenues and net income.

         For the year ended December 31, 2006, two customers generated revenues in excess of 10% of the Company's total consolidated revenues. Revenues from these customers totaled $464,453 and $397,736, respectively, or 27.2% and 23.3%, respectively, of total consolidated revenues. For the year ended December 31, 2005, three customers generated revenues in excess of 10% of the Company's total consolidated revenues. Revenues from these customers totaled $734,974, $335,199, and $254,746, respectively, or 38.3%, 17.4%, and 13.3% of total consolidated revenues, respectively.

         During 2006, we ceased to provide services to a customer which had been our third largest customer during 2005 due to its failure to make timely payments. In addition, during 2006, we ceased to provide delivery services to certain retail locations of our largest customer. As a result, our revenues for the year ended December 31, 2006 were $1,708,726, as compared to $1,921,264 for the year ended December 31, 2005.

OUR BUSINESS IS SUBJECT TO GENERAL ECONOMIC AND BUSINESS FACTORS, WHICH MAY ADVERSELY IMPACT OUR SALES AND PROFITABILITY.

         Historically, economic and market shifts have created cyclical changes in prices, sales volume and margins for the transportation and logistics industries generally and for us. These factors include significant increases or rapid fluctuations in fuel costs, excess capacity, surpluses in the market for used equipment, interest rates, fuel taxes, license and registration fees, insurance premiums, self-insurance levels and difficulty attracting and retaining qualified personnel.

         In addition, the transportation and logistics industries, and we, are affected by recessionary economic cycles, changes in inventory levels, and downturns in customers' business cycles. Economic conditions may adversely affect our customers and prospective customers, their need for transportation, delivery and logistics services or their ability to pay for such services. The foregoing factors could materially and adversely impact our sales and profitability.

A DISRUPTION IN THE SUPPLY OF OR INCREASE IN THE COST OF FUEL WOULD LEAD TO HIGHER TRANSPORTATION AND DELIVERY COSTS, THEREBY REDUCING MARGINS.

         Fuel is a significant raw material in the transportation and logistics industries. In recent years there have been disruptions of supply and prices of natural gas and fuel oil have been volatile, currently exceeding historical averages. These fluctuations have historically impacted the costs of companies in the transportation and logistics industries, including us, often contributing to earnings volatility. While the costs of higher fuel may be passed along to customers in the long-term through fuel surcharges, recent significant increases in fuel prices can be expected to adversely impact our business in the near term, and may significantly reduce our profit margins as a result.

SEASONALITY AND THE IMPACT OF WEATHER CAN MATERIALLY AFFECT OUR OPERATIONS, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS, SUCH AS A SIGNIFICANT REDUCTION IN OUR REVENUES AND NET INCOME.

         Our productivity often decreases during the winter season due to reduced demand for transportation and logistics services, as well as the impact of inclement weather upon operations. At the same time, operating expenses generally increase during the winter season as a result of the impact of harsh weather on accident frequency and related liability claims. These seasonal fluctuations may have a material adverse effect on our financial condition and results of operations, such as a significant reduction in our revenues and net income.

THE OCCURRENCE OF ONE OR MORE SIGNIFICANT CLAIMS COULD HAVE A MATERIALLY ADVERSE IMPACT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS, SUCH AS A SIGNIFICANT REDUCTION IN OUR NET INCOME AND AVAILABLE CAPITAL.

         We maintain insurance for individual accident liability, workers' compensation and general liability claims in amounts believed to be adequate. However, the nature of transportation and logistics industry is that accidents occur and, when they do, they frequently result in property damage, as well as injuries or death. If we experience claims that exceed or are not covered by our insurance or that exceed our reserves, it could increase the volatility of our earnings and have a material adverse effect on our financial condition and results of operations, such as a significant reduction in our net income and available capital.

WE FACE STRONG COMPETITION, WHICH COULD IMPAIR OUR ABILITY TO MAINTAIN OUR PROFITABILITY AND TO COMPETE WITH OTHER PROVIDERS OF SIMILAR TRANSPORTATION AND LOGISTICS SERVICES.

         The transportation and logistics industries are highly fragmented, and we face competition from numerous competitors, domestic and foreign. Numerous factors could impair our ability to maintain profitability and to compete with other providers of similar transportation and logistics services. Many of our competitors are large, vertically integrated companies that have greater financial and other resources, greater economies of scale, greater self-sufficiency and lower operating costs than we do. Competitors with greater access to financial resources may enter our markets and compete with us. In the event that we are not able to compete successfully, our business may be adversely affected and competition may make it more difficult for us to grow our revenue and maintain our existing business on terms that are favorable to us.

WE MUST EFFECTIVELY MAINTAIN AND ENHANCE OUR INFORMATION TECHNOLOGY SYSTEMS, OR RISK LOSING ORDERS AND CUSTOMERS OR INCURRING COSTS BEYOND EXPECTATIONS, WHICH COULD CAUSE A SIGNIFICANT REDUCTION IN REVENUES AND NET INCOME.

         We must maintain and enhance their information technology systems to remain competitive and effectively handle higher volumes of freight. We expect our customers to continue to demand more sophisticated, fully integrated information systems from us. If we are unable to maintain and enhance our information systems to handle our freight volumes and meet the demands of our customers, then our business and results of operations will be adversely affected. In addition, if our information systems are unable to handle higher freight volumes and increased logistics services, then our service levels and operating efficiency may decline. This may lead to a loss of customers and a decline in the volume of freight received from customers, which may in turn have a material adverse effect on our financial condition and results of operations, such as a significant reduction in our revenues and net income.

MANY OF THE INFORMATION TECHNOLOGY SYSTEMS UTILIZED BY US ARE SUBJECT TO RISKS THAT ARE BEYOND OUR CONTROL. ANY FAILURE OF SUCH SYSTEMS COULD RESULT IN A LOSS OF CUSTOMERS OR A REDUCTION IN DEMAND FOR OUR SERVICES.

         Many of the information technology systems utilized within the transportation and logistics industries generally, and by us particularly, are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced significant system failures and electrical outages in the past. These systems are also susceptible to outages from fire, floods, power loss, telecommunications failures, break-ins and similar events. Moreover, despite the implementation of network security measures, servers are nevertheless vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. The occurrence of any of these events could disrupt or damage our information technology systems and inhibit our internal operations, our ability to provide services to our customers and the ability of our customers to access our information technology systems. This may result in the loss of customers or a reduction in demand for our services, which could have a material adverse effect on our financial condition and results of operations, such as a significant reduction in our revenues and net income.

OUR OPERATIONS MAY BE HARMED BY TERRORIST ATTACKS OR CURRENT ANTI-TERRORISM MEASURES, WHICH COULD CAUSE A SIGNIFICANT REDUCTION IN OUR REVENUES AND NET INCOME.

         In the aftermath of the terrorist attacks of September 11, 2001, federal, state and municipal authorities have implemented and are implementing various security measures, including checkpoints and travel restrictions on trucks in certain circumstances. Such existing measures and future measures may have significant costs associated with them that we may be forced to bear.

WE ARE SUBJECT TO GOVERNMENT REGULATION, AND FAILURE TO COMPLY WITH SUCH REGULATION COULD RESULT IN SUBSTANTIAL FINES OR POSSIBLE REVOCATION OF THEIR AUTHORITY TO CONDUCT OPERATIONS.

         We are subject to transportation, environmental, labor, employment and other governmental laws and regulations, and the impact of new laws and regulations that may result from increased security concerns following the events of September 11, 2001. The impact of any failure to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of our authority to conduct operations.

THE TRANSPORTATION INDUSTRY IS SUBJECT TO GOVERNMENT REGULATION, AND REGULATORY CHANGES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS OR FINANCIAL CONDITION.

         We are licensed by the Department of Transportation as a motor carrier. The Department of Transportation prescribes qualifications for acting in this capacity. To date, compliance with these regulations has not had a material adverse effect on our results of operations or financial condition. However, the transportation industry is subject to legislative or regulatory changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services. Future laws and regulations may be more stringent and require changes in operating practices, influence the demand for transportation services or increase the cost of providing transportation services, any of which could adversely affect our business.

IF WE ARE NOT ABLE TO RECRUIT AND RETAIN QUALIFIED MANAGEMENT PERSONNEL, WE MAY FAIL TO DEVELOP OUR POTENTIAL BUSINESS OPPORTUNITIES.

         Our success is highly dependent on the retention of the principal members of our management and sales personnel. Regina R. Flood, our Chairman and Chief Executive Officer, and Brian P. Flood, our President, Chief Operating Officer and Chief Financial Officer, are both critical to our ability to execute our overall business strategy. We do not presently have any key man life insurance on these persons; while we intend to apply for such insurance in such amounts as we deem appropriate, it is uncertain at this time as to when we will apply for and obtain such insurance.

         Although we are not aware that any of our key employees are currently planning to retire or leave the company, any key employee could terminate his or her relationship with us at any time and, subject to any non-competition agreement with us, work for one of our competitors. Furthermore, our future growth will require hiring a significant number of qualified management, administrative and sales personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies for qualified personnel in the areas of our activities. If we are not able to continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or achieve our business objectives.

RISKS RELATED TO OUR STOCK

AN ACTIVE PUBLIC MARKET FOR OUR COMMON STOCK MAY NOT DEVELOP OR BE SUSTAINED, AND OUR COMMON STOCK MAY HAVE A VOLATILE PUBLIC TRADING PRICE.

         Our common stock does not trade in a public market. While we hope to establish a public market for our common stock, such a market may not develop or be sustained. As a result, our investors may not be able to sell their shares quickly or at the market price if trading in our stock is not active. If a public market does develop, the number of shares available for sale is, at least initially, anticipated to be limited. Therefore, the share price may be volatile.

SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK, OR THE AVAILABILITY OF THOSE SHARES FOR FUTURE SALE, COULD ADVERSELY AFFECT OUR STOCK PRICE AND LIMIT OUR ABILITY TO RAISE CAPITAL.

         We are unable to predict the effect, if any, that future sales of common stock or the potential for such sales may have on the market price of the common stock prevailing from time to time. Of the 50,152,667 issued and outstanding shares of common stock of the Company, 3,986,000 shares are believed to be capable of being sold or transferred without registration under the Securities Act of 1933. The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market or the perception that substantial sales could occur. These sales also may make it more difficult for us to sell common stock in the future to raise capital.

WE HAVE NOT PAID CASH DIVIDENDS AND DO NOT EXPECT TO IN THE FORESEEABLE FUTURE, WHICH MEANS THAT THE VALUE OF OUR SHARES CANNOT BE REALIZED EXCEPT THROUGH SALE.

         We have never declared or paid cash dividends. We currently expect to retain earnings for our business and do not anticipate paying cash dividends on our common stock at any time in the foreseeable future. Because we do not anticipate paying cash dividends in the future, it is likely that the only opportunity to realize the value of our common stock will be through a sale of those shares. The decision whether to pay cash dividends on common stock will be made by the Board of Directors from time to time in the exercise of its business judgment. Furthermore, we may be restricted from paying dividends by the terms of any credit facility we may enter into in the future.

THE OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED IN THE HANDS OF OUR EXISTING DIRECTORS AND EXECUTIVE OFFICERS. AS A RESULT, YOU MAY NOT BE ABLE TO EXERT MEANINGFUL INFLUENCE ON SIGNIFICANT CORPORATE DECISIONS.

         Our directors and executive officers beneficially own, in the aggregate, approximately 87% of our outstanding shares of common stock. These persons, acting together, will be able to exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, have the ability to control the management and affairs of our company. This concentration of ownership may harm the market price of our common stock by delaying or preventing a change in control of our company at a premium price even if beneficial to our other stockholders.

VARIOUS ANTITAKOVER PROVISIONS ARE CONTAINED IN OUR AMENDED AND RESTATED ARTICLES OF INCORPORATION AND OUR AMENDED AND RESTATED BYLAWS. AS A RESULT, ANY TAKEOVER OF THE COMPANY MAY BE DELAYED OR DISCOURAGED AND THE ABILITY OF THE SHAREHOLDERS TO CHANGE THE DIRECTION AND MANAGEMENT OF THE COMPANY MAY BE DELAYED OR LIMITED.

         Our Amended and Restated Articles of Incorporation provide for a staggered Board of Directors. Brian P. Flood's term expires in 2008 and Regina
R. Flood's term expires in 2009. Our Amended and Restated Articles of Incorporation, as amended, also provide for a substantial number of shares of common stock and "blank check" preferred stock authorized for issuance solely by action of the Board of Directors. Our Amended and Restated Bylaws provide, among other things, that nominations for election to our Board of Directors, other than those made by the Board of Directors, must be made by written notification delivered to the Company not less than 20 and not more than 50 days prior to any annual or special meeting of shareholders called for the election of directors. Such provisions may have the effect of delaying or discouraging any takeover of the Company by others or otherwise delaying or limiting the shareholders' ability to change the direction and management of the Company.

OUR COMMON STOCK MAY BE SUBJECT TO THE SEC'S PENNY STOCK SALES RULES.

         The SEC has adopted regulations which generally define penny stocks to be equity securities that have a market price of less than $5.00 per share. Such designation imposes additional sale practice requirements on broker-dealers which sell such securities to persons other than established customers and institutional accredited investors.

         For transactions covered by these regulations, a broker-dealer must make a special suitability determination for the purchaser. A broker-dealer must obtain from the potential purchaser information concerning the person's financial situation, investment experience and investment objectives and, based upon that and other information available to it, make a determination that transactions in penny stocks are suitable for the purchaser and that the purchaser has sufficient knowledge and experience in financial matters so that the purchaser reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. A broker-dealer must also receive the purchaser's written consent to the transaction prior to sale.

         These penny stock rules may restrict the ability of brokers, dealers and investors to sell our common stock to the extent our common stock may be subject to such rules.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We lease from an unaffiliated party approximately 21,000 square feet of office and warehouse space located at 6675 Amberton Drive, Elkridge, Maryland 21075 for a monthly rental of approximately $6,708. The monthly rent increases to $10,364 effective in September 2007. The term of the lease is for a period of eighty-six months, commencing as of June 1, 2006.

ITEM 3.  LEGAL PROCEEDINGS.

         We have not been a party to and none of our property has been or is subject to any pending or threatened legal, governmental, administrative or judicial proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the shareholders during the fourth quarter of the fiscal year ended December 31, 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

TRADING MARKET

         Our shares of common stock have never traded on any securities exchange. We plan to make application to permit our common stock to trade on the over-the-counter bulletin board (OTCBB) after our Registration Statement on Form 10-SB may become effective. There can be no assurance that an active public market for our common stock will develop or be sustained.

SHARES AVAILABLE FOR FUTURE RESALE

         As of March 31, 2007, options to purchase 3,000,000 shares of our common stock were outstanding. As of March 31, 2007, warrants to purchase 2,000,000 shares of our common stock were outstanding. As of March 31, 2007, 3,986,000 shares of our common stock are believed to be capable of being sold or transferred without registration under the Securities Act of 1933.

HOLDERS

         As of March 31, 2007, there were approximately 612 shareholders of record of LMLG.

DIVIDENDS

         We have never declared or paid a cash dividend. There are no restrictions on the common stock or otherwise that limit the ability of us to pay cash dividends if declared by the Board of Directors.

         The holders of common stock are entitled to receive dividends if and when declared by the Board of Directors, out of funds legally available therefor and to share pro-rata in any distribution to the shareholders. Generally, we are not able to pay dividends if after payment of the dividends, we would be unable to pay our liabilities as they become due or if the value of our assets, after payment of the liabilities, is less than the aggregate of our liabilities and stated capital of all classes.

         We do not anticipate declaring or paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         Except as otherwise described below, during the last three years, we issued the following Company securities pursuant to Section 4(2) of the Securities Act of 1933 based upon the limited number of offerees, their relationship to the Company, their status as accredited investors, the amount of securities offered in each offering, the size of the respective offerings, and the manner of each offering: In each instance, the investor was provided with, or had access to, adequate information about the Company so as to be able to make an informed investment decision. Except as otherwise described below, the Company had a reasonable basis to believe that each investor was an "accredited investor," as such term is defined in Regulation D, and otherwise possessed the requisite sophistication in business matters.

         On January 2, 2006, WHWW Four, LLC, an affiliate of Chesapeake Logistics' legal counsel, acquired 1,080,000 units of ownership of Chesapeake Logistics for legal services rendered during 2005. The legal services had an aggregate value of $10,000. The 1,080,000 units of ownership of Chesapeake Logistics were valued by reference to the aggregate capital contributions to Chesapeake Logistics at December 31, 2005. On that date, the $10,000 amount represented slightly more than three percent of the aggregate capital contributions to Chesapeake Logistics. The 1,080,000 units of ownership of Chesapeake Logistics issued for legal services equals three percent of the total number of issued and outstanding units of ownership of Chesapeake Logistics as of January 2, 2006. No certificates were issued representing the units of ownership of Chesapeake Logistics, but the Amended and Restated Operating Agreement of Chesapeake Logistics contained a legend restricting transferability of the units of ownership under the Securities Act of 1933.

         On September 1, 2006, Charles H. DeVries acquired a Convertible Promissory Note in the principal amount of $100,000. The Convertible Promissory Note bore interest at 9% per annum, was unsecured, was convertible into 1,000,000 units of ownership of Chesapeake Logistics and was finally due and payable on March 1, 2007. On October 2, 2006, we entered into a Modification Agreement with Mr. DeVries pursuant to which the Convertible Promissory Note was canceled, and a Promissory Note in the principal amount of $100,000 and warrants to purchase 1,000,000 shares of our common stock were issued to Mr. DeVries. The promissory note bears interest at 9% per annum, is unsecured and is finally due and payable on June 30, 2007. The warrants are exercisable through June 30, 2007 at an exercise price of $0.10. The warrants contained a legend restricting transferability of the warrants and the shares underlying the warrants under the Securities Act of 1933.

         On October 2, 2006, we issued to James A. Rose, II, a former director and officer of the LMLG, as compensation for services as a director and officer previously rendered to LMLG having a value of $1,000, warrants to purchase 1,000,000 shares of our common stock. The warrants are exercisable for a period of five years at an exercise price of $0.10. The warrants contained a legend restricting transferability of the warrants and the shares underlying the warrants under the Securities Act of 1933.

         On October 2, 2006, pursuant to the Contribution Agreement, all of the members of Chesapeake Logistics, which included Mr. Flood, Ms. Flood and WHWW Four, LLC, contributed to the capital of LMLG all of the units of Chesapeake Logistics owned by them, and Chesapeake Logistics became a wholly-owned subsidiary of LMLG. In exchange for such contributions to the capital of LMLG, LMLG issued to the former members of Chesapeake Logistics an aggregate of 45,000,000 shares of common stock of LMLG. Each of the certificates representing shares of common stock of LMLG contained a legend restricting transferability under the Securities Act of 1933.

         On October 2, 2006, in order to induce them to enter into their respective employment agreements with LMLG, LMLG granted options to purchase 1,000,000 shares of its common stock to each of Regina R. Flood and Brian P. Flood. The options were granted at an exercise price of $0.10 per share. For each person, 250,000 options vest on October 1, 2007, an additional 250,000 options vest on October 1, 2008, an additional 250,000 options vest on October 1, 2009 and an additional 250,000 options vest on October 1, 2010. Vested options may be exercised at any time through September 30, 2016.

         On February 19, 2007, in order to induce him to become an employee of LMLG, LMLG granted options to purchase 1,000,000 shares of its common stock to Barry Utz. The options were granted at an exercise price of $0.10 per share. 250,000 options vest on February 18, 2008, an additional 250,000 options vest on February 18, 2009, an additional 250,000 options vest on February 18, 2010, and an additional 250,000 options vest on February 18, 2011. Vested options may be exercised at any time through February 18, 2017.

         On March 14, 2007, David Gibson acquired 1,000,000 shares of common stock of LMLG for cash in the amount of $150,000. The certificate representing shares of common stock of LMLG contained a legend restricting transferability under the Securities Act of 1933.

         On March 22, 2007, John Schmidt acquired 166,667 shares of common stock of LMLG for cash in the amount of $25,000. The certificate representing shares of common stock of LMLG contained a legend restricting transferability under the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

GENERAL

         Active operations of our subsidiary, Chesapeake Logistics, commenced in October 1997. We acquired Chesapeake Logistics as of October 2, 2006. As a result of the acquisition, on that date, the members of Chesapeake Logistics held approximately 92% of the outstanding shares of common stock of LMLG. Therefore, Chesapeake Logistics was deemed to be the acquirer for accounting purposes. Accordingly, the accompanying financial statements present the historical results of Chesapeake Logistics prior to the acquisition date and the combined results from the date of acquisition forward.

COSTS OF BEING REGISTERED UNDER THE SECURITIES EXCHANGE ACT OF 1934

         We recognize that there are substantial costs associated with our being registered under the Securities Exchange Act of 1934. Such costs include without limitation increased legal fees, audit and accounting fees, transfer agent fees and expenses, printing and mailing expenses, and salaries for additional in-house accounting personnel. As a result, we anticipate that our selling, general and administrative expenses will increase in 2007 as compared to prior years.

         At present, we are unable to absorb these additional costs, and we expect that these additional costs will initially have a detrimental effect upon our financial results. While no assurances can be given, we anticipate that these increased costs will be absorbed eventually by increased revenues.

REVENUES, COST OF SALES AND OTHER EXPENSES GENERALLY

         Our revenues are derived from charges to customers for logistics services, including delivery, cross-docking, assemblies, product inspections, warehousing, packaging disposal and product returns. Sales are recognized when the service is completed. The yield (value per transaction) for a particular service is dependent upon a number of factors, including the size and weight of items, distance transported, special handling requirements, requested delivery time and local market conditions. Generally, items of greater weight transported over longer distances and those that require special handling produce higher yields.

         The principal components of our cost of sales are costs relating directly to the performance of services, including driver and helper wages and benefits, third party delivery charges, fuel, vehicle lease and rental costs. Drivers and helpers are generally compensated based on a percentage of the delivery charge; therefore, this expense is variable in nature. While fuel costs are subject to fluctuation, a portion of this fluctuation is mitigated by fuel surcharge agreements with customers.

         Selling, general and administrative expenses ("SG & A") include salaries, wages and benefit costs of dispatch, customer service and other administrative personnel, officers' compensation, facility rent and associated costs, insurance, telecommunications and other administrative and support costs.

         While we do not own our facility and vehicles, we have lease commitments on both. Depreciation expense primarily relates to depreciation of computer equipment, office furniture and software.

         Effective August 1, 2001, Chesapeake Logistics adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which requires, among other things, that goodwill no longer be amortized.

EXPENSES AS A PERCENTAGE OF SALES

         The following table sets forth for the periods indicated certain items from our consolidated statement of operations, expressed as a percentage of sales:

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                    2006            2005
                                                   -----            -----
Sales                                              100.0%           100.0%

Cost of sales:
     Purchased transportation                       21.5%            25.9%
     Wages and employee benefits                    18.8%            18.2%
     Fuel                                            8.0%             7.9%
     Vehicle lease and rental                        6.7%             6.0%
     Other                                           8.8%             7.1%
                                                   -----            -----

         Cost of sales                              63.8%            65.1%

Gross profit                                        36.2%            34.9%

Selling, general and administrative:
     Salaries and employee benefits                 17.2%            10.4%
     Officers' compensation                          7.7%             5.1%
     Insurance                                       6.6%             5.2%
     Rent                                            6.8%             3.8%
     Professional fees                              12.0%             0.1%
     Bad debt expense                                3.1%             1.0%
     Facility expenses                               2.2%             1.8%
     Employee recruiting costs                       1.9%             1.5%
     Relocation expense                              2.3%             0.0%
     Other                                           5.6%             7.4%
                                                   -----            -----

         Selling, general and administrative        65.3%            36.3%
                                                   -----            -----

Loss from Operations                               (29.1)%           (1.4)%

Other Expenses:
     Goodwill impairment                            40.9%             0.0%
     Loss on sale of assets                          0.5%             0.0%
     Interest expense                                4.6%             1.8%
                                                   -----            -----

          Other Expenses                            46.0%             1.8%
                                                   -----            -----

Net loss                                           (75.1)%           (3.2)%
                                                   =====            =====

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

         For the years ended December 31, 2006, we had net sales of $1,708,726, as compared to net sales of $1,921,264 for the year ended December 31, 2005, a decrease of 11.0%. Throughout both 2006 and 2005, deliveries of envelopes and small packages continued to decline. Sales were negatively impacted during 2006 by our ceasing to provide services to a customer that had been our third largest customer during 2005 due to its failure to make timely payments, as well as our ceasing to provide delivery services to certain retail locations of our largest customer. This decrease in revenues was partially offset by sales generated from the addition of new customers.

         For the year ended December 31, 2006, our cost of sales was $1,090,061, as compared to cost of sales of $1,251,582 for the year ended December 31, 2005, a decrease of 12.9%. This decrease is primarily attributable to decrease in net sales. While the resulting gross margin declined from $669,682 in 2005 to $618,665 in 2006, a decrease of 7.6%, gross margin as a percentage of net sales increased from 34.9% in 2005 to 36.2% in 2006. This improvement can be attributed the following factors:

         1. The continued shift from purchased transportation to employee delivery crews reduced purchased transportation expense while it increased employee wages. However, when combined with more efficient route management, the result was an overall decrease in combined purchased transportation and employee wage expenses as a percentage of revenues.

         2. We maintained our fuel costs, despite a 12.5% increase in the cost of diesel fuel from 2005 to 2006, through the use of fuel surcharges in customer agreements.

However, these benefits were partially offset by higher vehicle lease and rental costs as we added the vehicles necessary to deliver freight.

         During 2005, we instituted fuel surcharges in order to mitigate the impact of rising fuel costs. These fuel surcharges were negotiated with each freight customer. In general, the surcharges are based upon incremental increases in the price of diesel fuel, as published by the United States Department of Energy, over an agreed benchmark price for diesel fuel, and are adjusted on a monthly basis. For the years ended December 31, 2006 and 2005, fuel surcharges amounted to $77,153 and $41,451, respectively.

         For the year ended December 31, 2006, we had SG&A of $1,116,102, as compared to SG&A of $697,158 for the year ended December 31, 2005, an increase of $418,944 or 60.1%. This increase in SG&A is attributable to the following:

         1. We experienced increased costs for salaries and employee benefits, as well as related employee recruiting costs, for new personnel required to operate the expanding freight delivery business.

         2. We experienced an increase in officer compensation as a result of our entering into employment agreements with our two executive officers.

         3. We experienced increased insurance costs as we replaced older and added new delivery vehicles and as we increased the amount of our cargo insurance so as to enhance the service offered to our customers.

         4. We experienced higher facility rental costs and associated facility expenses due to the lease of new warehouse facility in order to adequately service the planned expansion of our freight delivery business.

         5. We experienced increased professional expenses as the result of increased consulting, legal and accounting expenses. These costs have been incurred in connection with our reverse acquisition transaction and our registration under the Securities Exchange Act of 1934.

         6. We experienced an increase in bad debt expense due largely to collection difficulties with several freight customers, which have greater pricing variables and service requirements. As a result, we have enhanced our billing review and collection efforts. We continuously monitor the status of aging receivables through communication with our customers, including sending customer statements detailing unpaid invoices. We evaluate the adequacy of our allowance for doubtful accounts on a quarterly basis.

         7. We experienced relocation expenses as the result of moving our warehouse and office facilities from Beltsville, Maryland to a larger facility in Elkridge, Maryland.

         8. We experienced a decrease in other SG&A costs, largely attributable to the drop in temporary personnel costs as we hired additional permanent personnel in 2006.

         For the year ended December 31, 2006, we recorded a loss on impairment of goodwill of $698,320, the full value of previously recorded goodwill associated with the acquisition of U.S. Couriers by Chesapeake Logistics in 2000. This estimate of goodwill impairment is based on the Company's negative cash flows and recurring loses from operations, and associated substantial doubt as to the Company's ability to continue as a going concern.

         For the year ended December 31, 2006, we had a net loss of $1,283,277, as compared to a net loss of $61,434 for the year ended December 31, 2005. This is a reflection of the difficulties we have encountered in managing the transition to and growth of our freight delivery business, as well as the other matters described herein.

         At December 31, 2006, we had a stockholders' deficit of $992,844. At December 31 2006, we had current assets of $420,376 and current liabilities of $759,264, resulting in a working capital deficit of $338,888. This again reflects the difficulties we have encountered in managing the growth of our freight delivery business.

LIQUIDITY AND CAPITAL RESOURCES

         We are experiencing substantial cash flow difficulties and we anticipate that we will continue to experience cash flow difficulties for some time. As a result, we have no present plans to make any material capital expenditures. At December 31, 2006, we had a working capital deficit of $338,888. Although no assurances can be given, we believe that our working capital will improve as net sales derived from the delivery of freight increase. In addition, although no assurances can be given, we believe that we may be able to secure equity and/or debt financing. In March 2007, we secured a total of $175,000 of equity investment in the Company.

         With our transition to a freight delivery business, we have experienced greater pricing variables and service requirements. This has contributed to an increase in receivables aging, which, in turn, has had a negative impact on our liquidity. We believe that we can improve our cash flow through more diligent review of billing and more stringent collection of receivables. However, if we fail for any reason to do so, then an increase receivables aging may have a material adverse effect upon our working capital and liquidity.

         We have utilized existing lines of credit to fund our working capital needs in 2005 and 2006. At December 31, 2006, the current portion of our long-term debt was $503,582, our long-term debt was $263,193 and our notes payable to related parties was $462,834. We believe that we will generate sufficient operating capital through operations to meet our debt service requirements and to maintain our business at its present level. However, if we fail for any reason to repay any of our loans on a timely basis, then we may have to curtail our business sharply or cease our operations altogether.

         If we continue to experience cash flow difficulties, then we may need to obtain capital through equity and/or debt financing. We believe that the creation of a trading market for our common stock will enhance our ability to raise capital through the sale of equity securities. However, this may not prove to be the case. If we cannot obtain any necessary capital, then we may be forced to cease or significantly curtail our operations. This would materially and adversely impact our ability to continue our present operations.

         No assurance can be given that, if we attempt to secure equity and/or debt financing, such financing will be available, and, if available, whether it will take the form of debt or equity. Should we secure such financing, such financing could have a negative impact on our financial condition and our shareholders. The sale of debt would, among other things, adversely impact our balance sheet, increase our expenses and increase our cash flow requirements. The sale of equity would, among other things, result in dilution to our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS

         We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

         Because of our level of operations, we have had to make limited material assumptions or estimates other than our assumption that we are a going concern.

         One such accounting policy we consider critical is that used in the accounting for the acquisition of Chesapeake Logistics by LMLG in a manner that constitutes a reverse acquisition and is accounted for as a recapitalization of the combined company. Accordingly, the assets and liabilities of Chesapeake Logistics have been presented in the consolidated balance sheet at book value. The historical operations presented in the Company's Consolidated Statements of Operations are those of Chesapeake Logistics. As a result of the reverse acquisition, LMLG became the sole limited liability company member of Chesapeake Logistics by issuing 45,000,000 shares of its common stock for all of the outstanding units of ownership in Chesapeake Logistics.

         Another accounting policy we consider critical is that used for the accounting and ongoing evaluation of goodwill. In accordance with applicable accounting standards, we evaluate goodwill at least annually for impairment. In performing these evaluations, management must incorporate various assumptions and estimates which management deems appropriate in analyzing and evaluating the carrying value of goodwill, which may include forecasts and projections. For the year ended December 31, 2006, LMLG recorded a loss on impairment of goodwill of $698,320, the full value of previously recorded goodwill associated with the acquisition U.S. Couriers by Chesapeake Logistics in 2000. This estimate of goodwill impairment is based on the Company's negative cash flows and recurring losses from operations, and associated substantial doubt as to the Company's ability to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS.

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheet at December 31, 2006

         Consolidated Statements of Operations
           for the years ended December 31, 2006 and December 31, 2005

         Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2006 and December 31, 2005

         Consolidated Statements of Cash Flow
           for the years ended December 31, 2006 and December 31, 2005

         Notes to Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Last Mile Logistics Group, Inc. and Subsidiary
Elkridge, Maryland

We have audited the accompanying consolidated balance sheet of Last Mile Logistics Group, Inc. and Subsidiary as of December 31, 2006 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Last Mile Logistics Group, Inc. and Subsidiary as of December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has a working capital deficit, negative cash flows from operations, and losses from inception which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Bouwhuis, Morrill & Company

Bouwhuis, Morrill & Company
Layton, Utah
March 23, 2007

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet

                                                                DECEMBER 31,
                                                                    2006
                                                                -----------
ASSETS
   CURRENT ASSETS
       Cash and cash equivalents                                $    73,972
       Accounts receivable, net (Note 2)                            328,275
       Prepaid and other current assets                              18,129
                                                                -----------

           Total Current Assets                                     420,376
                                                                -----------

   PROPERTY & EQUIPMENT - NET (Note 2)                               45,846
                                                                -----------

   OTHER ASSETS
       Deposits                                                      26,225
                                                                -----------

           Total Other Assets                                        26,225
                                                                -----------

           TOTAL ASSETS                                         $   492,447
                                                                ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
   CURRENT LIABILITIES
       Accounts payable                                         $    94,290
       Accrued expenses                                              86,392
       Accrued compensation for executive officers (Note 4)          75,000
       Current portion of long-term debt (Note 5)                   503,582
                                                                -----------

           Total Current Liabilities                                759,264
                                                                -----------

   LONG-TERM LIABILITIES
       Long-term debt (Note 5)                                      263,193
       Note payable to related parties (Note 4)                     462,834
                                                                -----------

           Total Long-Term Liabilities                              726,027
                                                                -----------

           TOTAL LIABILITIES                                      1,485,291
                                                                -----------

   STOCKHOLDERS' DEFICIT
       Common stock, $.0001 par value; 100,000,000 shares
       authorized, 48,986,000 issued and outstanding                  4,899
       Additional paid-in capital                                    72,191
       Accumulated deficit                                       (1,069,934)
                                                                -----------

           TOTAL STOCKHOLDERS' DEFICIT                             (992,844)
                                                                -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $   492,447
                                                                ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  LAST MILE LOGISTIC GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations

                                                                     YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                                                                     2006             2005
                                                                ------------      ------------
NET SALES                                                       $  1,708,726      $  1,921,264

COST OF SALES
     Purchased transportation                                        367,628           498,343
     Wages and employee benefits                                     320,431           349,489
     Fuel                                                            137,169           151,115
     Vehicle lease and rental                                        114,241           116,038
     Other direct costs                                              150,592           136,597
                                                                ------------      ------------
         Total Cost of Sales                                       1,090,061         1,251,582
                                                                ------------      ------------

GROSS MARGIN                                                         618,665           669,682
                                                                ------------      ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Salaries and employee benefits                                  293,086           199,349
     Officer compensation                                            132,230            97,939
     Insurance                                                       113,294            99,879
     Rent                                                            115,755            72,796
     Professional fees                                               204,507             1,866
     Bad debt expense                                                 53,028            18,322
     Facility expenses                                                37,517            34,038
     Employee recruiting costs                                        31,713            29,538
     Relocation expenses                                              39,414                --
     Other                                                            95,558           143,431
                                                                ------------      ------------
         Total Selling, General and Administrative Expenses        1,116,102           697,158
                                                                ------------      ------------

LOSS FROM OPERATIONS                                                (497,437)          (27,476)
                                                                ------------      ------------

OTHER (INCOME) EXPENSES
     Loss on impairment of goodwill                                  698,320                --
     Loss (gain) on sale of assets                                     8,015            (1,000)
     Interest expense                                                 79,505            34,958
                                                                ------------      ------------
         Total Other (Income) Expenses                               785,840            33,958
                                                                ------------      ------------

NET LOSS BEFORE INCOME TAXES                                      (1,283,277)          (61,434)

PROVISION FOR INCOME TAXES                                                --                --
                                                                ------------      ------------

NET LOSS                                                        $ (1,283,277)     $    (61,434)
                                                                ============      ============

BASIC NET LOSS PER SHARE                                        $      (0.03)     $      (0.00)
                                                                ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                     45,975,452        43,650,000
                                                                ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                Consolidated Statements of Stockholders' Deficit
                 For the Years Ended December 31, 2006 and 2005

                                                     COMMON STOCK             ADDITIONAL
                                             ---------------------------       PAID-IN        ACCUMULATED
                                                SHARES          AMOUNT         CAPITAL          DEFICIT
                                             -----------     -----------     -----------      -----------
Balance, December 31, 2004                    43,650,000     $     4,365     $   185,465      $   274,777

Net loss for the year ended
December 31, 2005                                     --              --              --          (61,434)
                                             -----------     -----------     -----------      -----------

Balance, December 31, 2005                    43,650,000           4,365         185,465          213,343

Common stock issued in exchange
for services rendered                          1,350,000             135           9,865               --

Recapitalization of Chesapeake Logistics
LLC through reverse merger with Last
Mile Logistics Group, Inc.                     3,986,000             399        (125,399)              --

Stock options and warrants issued                                                  2,260               --

Net loss for the year ended
December 31, 2006                                     --              --              --       (1,283,277)
                                             -----------     -----------     -----------      -----------

Balance, December 31, 2006                    48,986,000     $     4,899     $    72,191      $(1,069,934)
                                             ===========     ===========     ===========      ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  LAST MILE LOGISTIC GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                                 YEAR ENDED DECEMBER 31,
                                                                              ----------------------------
                                                                                2006             2005
                                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                               $(1,283,277)     $   (61,434)
      Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
          Depreciation                                                            16,876           17,717
          Loss on impairment of goodwill                                         698,320               --
          Bad debt expense                                                        53,028           18,322
          Loss (gain) on sale of fixed assets                                      8,015           (1,000)
          Issuance of shares, options and warrants for services rendered          12,260               --

      Changes in assets and liabilities:
          Accounts receivable                                                   (110,404)         (29,431)
          Prepaids and other assets                                               19,112              351
          Accounts payable and accrued expenses                                  103,447           70,995

                                                                             -----------      -----------
              Net Cash Provided by (Used in) Operating Activities               (482,623)          15,520
                                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash received from sale of assets                                               --            1,000
      Purchase of property and equipment                                         (24,095)          (7,623)

                                                                             -----------      -----------
              Net Cash Used in Investing Activities                              (24,095)          (6,623)
                                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of long-term debt                                   430,000          120,000
      Principal payments on long-term debt                                      (344,136)         (81,942)
      Proceeds from loan payable - related party                                 462,834           65,000
      Payments on loan payable - related party                                   (34,960)        (136,000)

                                                                             -----------      -----------
              Net Cash Provided by (used in) Financing Activities                513,738          (32,942)
                                                                             -----------      -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                    7,020          (24,045)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                         66,952           90,997
                                                                             -----------      -----------

CASH AND EQUIVALENTS, END OF PERIOD                                          $    73,972      $    66,952
                                                                             ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION
      Cash payments for interest                                             $    60,047      $    34,958

NON-CASH INVESTING AND FINANCING ACTIVITIES
      Common stock issued for services rendered                              $    10,000      $        --

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                        Notes to the Financial Statements
                                December 31, 2006

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

           Last Mile Logistics Group, Inc., (the "Company" or "LMLG") was incorporated in the state of Florida on April 23, 1998. LMLG is a logistics company headquartered in Elkridge, Maryland that is engaged in the home delivery of large consumer goods, and the courier delivery of small packages.

           Effective October 2, 2006, the Company entered into a Contribution Agreement (the "Agreement") with Chesapeake Logistics LLC ("Chesapeake"), a limited liability company, whereby the Company issued 45,000,000 shares, for all the outstanding membership units of Chesapeake which numbered 36,000,000 immediately prior to the merger. As a result of the Agreement, the members of Chesapeake owned approximately 92% of the outstanding post-merger shares of the Company, and Chesapeake has been deemed the accounting acquirer (a reverse acquisition in which Chesapeake is considered the acquirer for accounting purposes). Accordingly, the historical financial information presented for the periods prior to October 2, 2006 is that of Chesapeake, which was organized as a limited liability company in the state of Maryland on October 22, 1997. The results of operations of the Company have been included with the results of operations of Chesapeake in the accompanying financial statements from the date of acquisition. As a result of this reverse acquisition, there were no assets acquired or liabilities assumed.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

           This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements. The following policies are considered to be significant:

           a. Basis of Consolidation

           The consolidated financial statements include the operations of the Company from October 2, 2006 to December 31, 2006 and the operations of its wholly owned subsidiary, Chesapeake Logistics LLC (accounting acquirer) from its inception. Significant intercompany balances and transactions have been eliminated upon consolidation.

           b. Accounting Method

           The Company recognizes income and expenses based on the accrual method of accounting. Accordingly, revenues are recognized when earned and expenses are recognized when incurred. The Company has elected a December 31 year-end.

           b. Cash and Cash Equivalents

           Cash equivalents are generally comprised of certain highly liquid investments with original maturities of less than three months.

           c. Use of Estimates in the Preparation of Financial Statements

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                        Notes to the Financial Statements
                                December 31, 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

           liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           d. Revenue Recognition Policy

           Revenue is recognized upon delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is not recognized until persuasive evidence of an arrangement exists. Advance customer payments are recorded as deferred revenue until such time as they are recognized. Returns or discounts, if any, are netted against gross revenues. For the years ended December 31, 2006 and 2005, sales are reported net of the allowance for returns and discounts of $-0-. Products delivered are not warranted by the Company and may be subject only to warranties that may be provided by the product manufacturer.

           e. Allowance for Doubtful Accounts

           Accounts receivable are recorded net of the allowance for doubtful accounts. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer's financial condition, general economic trends, age of receivables, and management judgment. As of December 31, 2006, allowance for doubtful accounts was $48,286. Bad debt expense was $53,028 and $18,322, for the years ended December 31, 2006 and 2005, respectively.

           f. Property and Equipment

           Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When assets are disposed of, the cost and accumulated depreciation (net book value of the assets) are eliminated and any resultant gain or loss reflected accordingly. Betterments and improvements are capitalized over their estimated useful lives whereas repairs and maintenance expenditures on the assets are charged to expense as incurred.

                                                                  DECEMBER 31,
                                                     LIFE             2006
                                                    -------       ------------
                      Vehicles                      5 Years         $ 60,509
                      Furniture & Fixtures          5 Years         $  4,460
                      Computer Equipment            3 Years         $ 16,442
                      Software                      3 Years         $ 19,000
                      Leasehold Improvements        5 Years         $ 20,984
                      Total Cost                                    $121,395
                      Less - Accumulated Depreciation                (75,549)
                                                                    --------
                      Net Property and Equipment                    $ 45,846
                                                                    ========

           Depreciation expense for the years ended December 31, 2006 and 2005 was $16,876 and $17,717, respectively.

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                        Notes to the Financial Statements
                                December 31, 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

           g. Recent Accounting Pronouncements

           In February, 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 eliminates the temporary exemption of bifurcation requirements to securitized financial assets, contained in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, similar financial instruments are accounted for similarly regardless of the form of the instruments. In addition, in instances where a derivative would otherwise have to bifurcated, SFAS No. 155 allows a preparer on an instrument-by-instrument basis to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to remeasurement. The adoption of SFAS No. 155 has not materially affected the Company's reported loss, financial condition or cash flows.

           In March, 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The pronouncement establishes standards whereby servicing assets and servicing liabilities are initially measured at fair value, where applicable. In addition, SFAS No. 156 allows subsequent measurement of servicing assets and liabilities at fair value, and where applicable, derivative instruments used to mitigate risks inherent with servicing assets and liabilities are likewise measured at fair value. The adoption of SFAS No. 156 has not materially affected the Company's reported loss, financial condition, or cash flows.

           In March, 2006, the FASB issued Interpretation No. 48, ("FIN 48") Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes criteria for the recognition and measurement of a tax position taken or expected to be taken in a tax return. Accordingly, tax positions are analyzed to determine whether it is more likely than not they will be sustained when examined by the appropriate tax authority. Positions that meet the more-likely-than-not criteria are measured to determine the amount of benefit to be recognized, whereas those positions that do not meet the more-likely-than-not criteria are derecognized in the financial statements. The adoption of FIN 48 has not materially affected the Company's reported loss, financial condition, or cash flows.

           In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value, determines appropriate measurement methods, and expands disclosure requirements about those measurements. The adoption of SFAS No. 157 has not materially affected the Company's reported loss, financial condition, or cash flows.

           In September, 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year of change through comprehensive income. In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The adoption of SFAS No. 158 has not materially affected the Company's reported loss, financial condition, or cash flows.

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                        Notes to the Financial Statements
                                December 31, 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

           h. Income Taxes

           The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion of such deferred tax assets would not be realized.

           At December 31, 2006, the Company had net operating loss carryforwards of $375,021, that may be offset against future taxable income through 2026. No tax benefits have been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

           Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to its future use by the Company.

NOTE 3 - GOODWILL

           Goodwill represents the excess of cost over the fair value of net assets acquired through acquisitions. In September 2000, Chesapeake purchased the assets of U.S. Couriers, and this excess of cost over net assets acquired amounted to $698,320. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, management of the Company has determined that an impairment loss of the full goodwill amount of $698,320 be recorded for the year ended December 31, 2006. This estimate of goodwill impairment is based on the Company's negative cash flows and recurring operating losses, and associated substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

           At December 31, 2006, the Company had a related party note payable of $462,834, which represents advances made by officers of the Company, and evidenced by a promissory note signed on December 5, 2006, with interest effective January 1, 2006 and based on the prime rate. The principal and interest on this note are payable in full by the Company on January 2, 2008, with accrued interest as of December 31, 2006 amounting to $12,923.

           For the year ended December 31, 2005, officers of the Company advanced funds, and received partial repayments, on an unsecured and short-term basis. There was no interest payable or terms associated with these short-term advances. If the terms of the note signed on December 5, 2006 had been applied to these advances in 2005, then the resulting interest would have been immaterial in accordance with the guidelines provided in SEC Staff Accounting Bulletin No. 99.

              The Company made payments for officer compensation of $56,970 for year ended December 31, 2006, and owed an additional $75,000 for officer compensation as of December 31, 2006.

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                        Notes to the Financial Statements
                                December 31, 2006

NOTE 4 - RELATED PARTY TRANSACTIONS (continued)

           On October 2, 2006, the Company entered into five year employment agreements with its two executive officers, Regina R. Flood and Brian
           P. Flood. Pursuant to the employment agreement with Regina R. Flood, Ms. Flood serves as Chairman of the Board and Chief Executive Officer of the Company at an annual salary of $175,000 per annum. Her salary is adjusted annually in accordance with changes in the cost of living index. Ms. Flood is entitled to receive performance bonuses as may from time to time be determined by the Board of Directors and certain fringe benefits. Ms. Flood is subject to non-competition and confidentiality requirements. Pursuant to the employment agreement with Brian P. Flood, Mr. Flood serves as President, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Secretary of the Company at an annual salary of $125,000 per annum. His salary is adjusted annually in accordance with changes in the cost of living index. Mr. Flood is entitled to receive performance bonuses as may from time to time be determined by the Board of Directors and certain fringe benefits. Mr. Flood is subject to non-competition and confidentiality requirements.

           On October 2, 2006, the Company entered into stock option agreements with its two executive officers, Regina R. Flood and Brian P. Flood. Options were granted to purchase 1,000,000 shares of common stock to each of Regina R. Flood and Brian P. Flood. The options were granted at an exercise price of $0.10 per share. For each person, 250,000 options vest on October 1, 2007, an additional 250,000 options vest on October 1, 2008, an additional 250,000 options vest on October 1, 2009 and an additional 250,000 options vest on October 1, 2010. Vested options may be exercised at any time through September 30, 2016.

NOTE 5 - LONG-TERM DEBT

           Long-term debt consists of the following:

                                                                  DECEMBER 31,
                                                                      2006
                                                                  ------------
            Note payable to Wachovia SBA Lending, Inc. (a)        $    327,401

            Credit line payable to M&T Bank (b)                        180,000

            Note payable to James Rose (c)                             125,000

            Note payable to Charles Devries (d)                        100,000

            Vehicle loans with Ford Credit (e)                          23,536

            Credit line with American Express (f)                       10,838
                                                                  ------------

            Total debt                                                 766,775

            Less: current portion                                     (503,582)
                                                                  ------------

            Long-Term Debt                                        $    263,193
                                                                  ============

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                        Notes to the Financial Statements
                                December 31, 2006

NOTE 5 - LONG-TERM DEBT (continued)

           (a) On September 29, 2000, the Company entered into a ten-year $700,000 note agreement with Wachovia SBA Lending, Inc. (f/k/a The Money Store Investment Corporation), guaranteed by the U.S. Small Business Administration. The interest rate is adjusted quarterly, at a rate 1.5 percentage points above the prime rate, as published in the Wall Street Journal.

           (b) On November 29, 2005, the Company entered into a flexible line of credit note for $180,000 with M&T Bank. This note agreement charges interest at a rate 1.5 percentage points above the highest prime rate published by the Wall Street Journal. This debt facility is secured by the Company's accounts receivable, along with personal guaranties of the principal management of the Company. While the note requires monthly interest payments only, M&T Bank may, upon written notice to borrower, convert this debt to a three-year term obligation.

           (c) On October 2, 2006, the Company entered into a two-year promissory note with James Rose in the amount of $125,000, with interest payable at a rate of 6% per annum.

           (d) On September 1, 2006, the Company entered into a six-month note agreement with Charles Devries in the amount of $100,000, with interest payable monthly at a rate of 9% per annum. On October 1, 2006, this promissory note was cancelled and a new promissory note in the principal amount of $100,000, and warrants to purchase 1,000,000 shares of common stock, were issued by Last Mile Logistics Group, Inc. These warrants are exercisable through June 30, 2007 at an exercise price of $0.10 per share. The fair value of the warrants, amounting to $1,000, have been accounted for as debt issuance costs and are being amortized to interest expense over the term of the note. Adjusted for the effects of these warrants, the effective interest rate on this note is 10.2%.

           (e) The Company purchased two vehicles in 2003, with the entire total purchase price of $58,587 payable under an agreement with Ford Credit, at no interest, for a 5-year period.

           (f) On March 17, 2005, the Company entered into an unsecured line of credit with American Express for $20,000, with a variable interest rate of 1.99% over the prime rate published by the Wall Street Journal.

NOTE 6 - EQUITY TRANSACTIONS

           As of January 2, 2006, Chesapeake Logistics, LLC issued 1,080,000 units of membership (converted to 1,350,000 shares of common stock in the recapitalization) for legal services rendered valued at $10,000.

           On September 22, 2006, the Company amended its Articles of Incorporation to assign a par value of $0.0001 to each of its classes of shares as follows: Common stock 100,000,000 shares authorized and preferred stock 5,000,000 shares authorized. All references to shares in the financial statements have been retroactively restated to reflect the effects of this change in capital structure.

           On October 2, 2006, the Company issued 45,000,000 shares of common stock in exchange for all units of membership in Chesapeake Logistics LLC which numbered 36,000,000. As a result of this transaction, Chesapeake Logistics LLC has become a wholly-owned subsidiary of the Company. This business combination was accounted for as a reverse acquisition in accordance with FAS 142, and treated as a recapitalization for financial reporting purposes, with Chesapeake Logistics treated as the accounting acquirer.

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                        Notes to the Financial Statements
                                December 31, 2006

NOTE 7 - BASIC NET LOSS PER SHARE OF COMMON STOCK

           In accordance with Financial Accounting Standards No. 128, "Earnings per Share," basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Dilutive instruments have not been included and calculated for the year end computations as their effect is antidilutive for the periods presented.

                                                                              DECEMBER 31,
                                                                    ------------------------------
                                                                        2006              2005
                                                                    ------------      ------------
              Net loss (numerator)                                  $ (1,283,277)     $    (61,434)

              Weighted average shares outstanding (denominator)       45,975,452        43,650,000

              Loss per share amount                                 $      (0.03)     $      (0.00)


NOTE 8 - STOCK OPTIONS AND WARRANTS

           The Company has adopted FASB Statement 123(R), "Share-Based Payments" ("SFAS No. 123R") to account for its stock options and warrants. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The assumptions used to calculate the fair value of options and warrants granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. The fair value of the employee stock options and stock warrants granted during 2006 was calculated using the following assumptions: dividend yield of zero percent for all years; expected volatility of 21.0 percent; risk-free interest rate of 5.25 percent; and, expected life of 5.0 years.

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                        Notes to the Financial Statements
                                December 31, 2006

NOTE 8 - STOCK OPTIONS AND WARRANTS (continued)

           Employee Stock Options

           The following tables summarize the information regarding employee stock options at December 31, 2006:

                                                                     EMPLOYEE
                                                                   STOCK OPTIONS
                                                                   -------------

              Outstanding December 31, 2005                                   --

              Granted                                                  2,000,000

              Cancelled                                                       --

              Exercised                                                       --
                                                                   -------------

              Outstanding December 31, 2006                            2,000,000
                                                                   -------------

              Weighted average exercise price of options
              outstanding at December 31, 2006                      $       0.10
                                                                   -------------


              ------------------------------------------------------------------------- ----------------------------------

                                        OUTSTANDING OPTIONS                                        EXERCISABLE
              -------------------- ----------------- ----------------- ---------------- ----------------- ----------------

                                                         WEIGHTED
                                                         AVERAGE
                                        NUMBER          REMAINING         WEIGHTED           NUMBER          WEIGHTED
                                    OUTSTANDING AT     CONTRACTUAL         AVERAGE       EXERCISABLE AT       AVERAGE
                EXERCISE PRICES        12/31/06         LIFE (YRS)     EXERCISE PRICE       12/31/06      EXERCISE PRICE
              -------------------- ----------------- ----------------- ---------------- ----------------- ----------------
                            $0.10       2,000,000          9.75            $0.10                  --            $0.10
              -------------------- ----------------- ----------------- ---------------- ----------------- ----------------

           During the year ended December 31, 2006, the Company recognized share-based compensation expense of $260 as a component of operating expenses, for the stock options issued. As of December 31, 2006, there was $1,740 of total unrecognized compensation costs related to non-vested stock options, which is expected to be recorded to compensation expense through 2010, based on the graded vesting attribution method as follows:

              YEAR         COMPENSATION EXPENSE
              ----         --------------------
              2007                  $917
              2008                  $479
              2009                  $250
              2010                  $ 94

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                        Notes to the Financial Statements
                                December 31, 2006

NOTE 8 - STOCK OPTIONS AND WARRANTS (continued)

              Stock Warrants

              The following tables summarize the information regarding stock warrants at December 31, 2006:

                                                             STOCK WARRANTS
                                                             --------------

              Outstanding December 31, 2005                              --

              Granted                                             2,000,000

              Cancelled                                                  --

              Exercised                                                  --
                                                             --------------

              Outstanding December 31, 2006                       2,000,000
                                                             ==============

              Weighted average exercise price of warrants
              outstanding at December 31, 2006               $         0.10
                                                             ==============

              ------------------------------------------------------------------------- ----------------------------------

                                        OUTSTANDING WARRANTS                                       EXERCISABLE
              -------------------- ----------------- ----------------- ---------------- ----------------- ----------------

                                                         WEIGHTED
                                                         AVERAGE
                                        NUMBER          REMAINING         WEIGHTED           NUMBER          WEIGHTED
                                    OUTSTANDING AT     CONTRACTUAL         AVERAGE       EXERCISABLE AT       AVERAGE
                EXERCISE PRICES        12/31/06         LIFE (YRS)     EXERCISE PRICE       12/31/06      EXERCISE PRICE
              -------------------- ----------------- ----------------- ---------------- ----------------- ----------------
                      $0.10            2,000,000           2.63            $0.10           2,000,000            $0.10
              -------------------- ----------------- ----------------- ---------------- ----------------- ----------------


           During the year ended December 31, 2006, the Company recognized additional paid-in capital of $2,000 resulting from the warrants issued. Warrants issued for services rendered and expiring on October 1, 2011 generated $1,000 of professional fees. Warrants issued with debt (see Note 5(d)) and expiring on June 30, 2007 generated unamortized debt discount of $1,000, of which $400 was recorded to interest expense in 2006 using the effective interest method, in accordance with Accounting Principles Board Opinion No. 14.

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                        Notes to the Financial Statements
                                December 31, 2006

NOTE 9 - FINANCIAL INSTRUMENTS

           Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:

           The carrying amount of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

           Operating Lease - Facility

           The Company is obligated under a seven-year agreement for the lease of its office and warehouse facility. The current monthly lease obligation is approximately $6,708, with an increase to approximately $10,364 effective September 2007, based on a contract escalation clause. Rent expense is recognized on a straight-line basis in accordance with Statement of Financial Accounting Standards No. 13. The annual estimated lease obligations in future years are as follows:

              -------------------------- --------------------------
                                             ANNUAL MINIMUM LEASE
                        YEAR                       PAYMENTS
              -------------------------- --------------------------
                        2007                              $ 95,120
              -------------------------- --------------------------
                        2008                              $125,612
              -------------------------- --------------------------
                        2009                              $129,384
              -------------------------- --------------------------
                        2010                              $133,268
              -------------------------- --------------------------
                        2011                              $137,260
              -------------------------- --------------------------
                     Thereafter                           $237,500
              -------------------------- --------------------------

           Rent expense for the year ended December 31, 2006 was $115,755.

           Operating Lease - Vehicles

           The Company is obligated under a lease and service agreement with Ryder Truck Rental, Inc., for the lease, insurance and maintenance of five trucks used in the operation. The current monthly fixed obligation for the lease and insurance is approximately $7,561, subject to annual escalation based on the Consumer Price Index.

           The annual estimated lease obligations in future years are as follows:

              -------------------------- --------------------------
                                           ANNUAL MINIMUM LEASE
                        YEAR                     PAYMENTS
              -------------------------- --------------------------
                        2007                               $ 90,732
              -------------------------- --------------------------
                        2008                               $81,996
              -------------------------- --------------------------
                        2009                               $55,788
              -------------------------- --------------------------
                        2010                               $50,850
              -------------------------- --------------------------
                        2011                               $14,670
              -------------------------- --------------------------

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                        Notes to the Financial Statements
                                December 31, 2006

NOTE 11 - CONCENTRATIONS OF RISK

           Major Customers

           For the year ended December 31, 2006, two customers generated revenues in excess of 10% of the Company's total consolidated revenues. Revenues from these customers totaled $464,453 and $397,736, or 27.2% and 23.3%, respectively. At December 31, 2006, accounts receivable for these two customers totaled $48,063 and $83,556, or 12.8% and 22.1%, respectively, of total gross receivables of $376,561.

NOTE 12 - SUBSEQUENT EVENTS

           On February 19, 2007, the Company entered into a stock option agreement granted to its Controller to purchase 1,000,000 shares of common stock. The options were granted at an exercise price of $0.10 per share, with gradual vesting as follows: 250,000 options vest on October 1, 2007, an additional 250,000 options vest on October 1, 2008, an additional 250,000 options vest on October 1, 2009 and an additional 250,000 options vest on October 1, 2010. Vested options may be exercised at any time through September 30, 2016.

           On March 14, 2007, the Company sold 1,000,000 shares of common stock through a private placement at $0.15 per share for $150,000.

           On March 22, 2007, the Company sold 166,667 shares of common stock through a private placement at $0.15 per share for $25,000.

NOTE 13 - GOING CONCERN CONSIDERATIONS

           The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the financial statements, the Company has a working capital deficit, negative cash flows from operations and recurring operating losses. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

           The Company's current negative cash flow is largely due to its initiation of a plan to rapidly grow the business by adding personnel, committing to a larger facility to handle more business, costs of new software and marketing, and incurring consulting, legal and accounting costs associated with the Company's initiative to become registered under the Securities Exchange Act of 1934. As part of this plan, management is exploring options to raise additional operating capital through debt and/or equity financing. No assurance can be given that funds will be available, or, if available, that it will be on terms deemed satisfactory to management.

           The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

ITEM 8. CHANGES IN AND DIAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         There have been no changes in accountants. There have been no disagreements with our accountants on accounting and financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES.

         As of December 31, 2006, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer (Principal Executive Officer), and the Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of December 31, 2006, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         There have been no changes in our internal control over financial reporting during the three months ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

         It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 8B. OTHER INFORMATION.

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The names, ages and positions of all of our current directors and executive officers are listed below, followed by a summary of their respective business experience during the past five years.

NAME                  AGE                 POSITION
----                  ---                 --------
Regina R. Flood       48         Chairman of the Board and
                                 Chief Executive Officer

Brian P. Flood        49         President, Chief Operating Officer, Chief
                                 Financial Officer, Chief Accounting Officer and Secretary

         Regina R. Flood is one of the founders of Chesapeake Logistics. She has served as Chairman of the Board and Chief Executive Officer of Chesapeake Logistics since its inception in November 1997. From 1999 to 2000, she also served as President of Oxford Consulting Group, LLC. From 1988 to 1999, she held various positions with Price Waterhouse. Ms. Flood received a Bachelor of Science degree from the University of Notre Dame and a Master of Business Administration degree from Loyola University of Chicago.

         Brian P. Flood is one of the founders of Chesapeake Logistics. He has served as President, Chief Operating Officer and Chief Financial Officer of Chesapeake Logistics since its inception in November 1997. From 1992 to 1997, he served as Senior Vice President and Chief Financial Officer of TNT Logistics Corporation. From 1987 to 1992, he held various positions with Ryder System, Inc. Mr. Flood received a Bachelor of Business Administration degree from the University of Notre Dame and a Master of Business Administration degree from the University of Chicago.

TERMS OF OFFICE

         The Company's Amended and Restated Articles of Incorporation provide for three classes of directors, and further provide that directors elected to succeed those directors whose terms expire will be elected for a term of office to expire at the third succeeding annual meeting of shareholders after their election. Subject to the rights of the holders of any series of Preferred Stock then outstanding, newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause will be filled by a majority vote of the directors then in office, and the directors so chosen will hold office for a term expiring at the annual meeting of shareholders at which the term of the class to which they have been elected expires. No decrease in the number of directors constituting the Board of Directors will shorten the term of any incumbent director. All directors hold office, subject to such staggered board provisions, until the next annual meeting of shareholders of the Company and until their successors are elected and qualified.

         Officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the annual meeting of shareholders. Officers hold office until the first meeting of directors following the next annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

FAMILY RELATIONSHIPS

         Regina R. Flood and Brian P. Flood are married. There are no other family relationships among the directors or executive officers of the Company.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         None of our officers, directors, promoters or control persons has been involved in the past five years in any of the following:

         (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

         (2) any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

         (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

         (4) Being found by a court of competent jurisdiction (in a civil action), the SEC or the U.S. Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's shares of common stock, to file with the SEC initial reports of ownership and reports of changes in ownership the Company's shares of common stock. During 2006, none of our directors, officers or more than ten percent shareholders failed to file or filed on an untimely basis any filings required under Section 16(a) of the 1934 Act.

CODE OF ETHICS

         In February 2007, the Company adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer and controller and any persons performing similar functions. A copy of our Code of Ethics is attached as Exhibit 14.0 to this report. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to Last Mile Logistics Group, Inc., 6675 Amberton Drive, Elkridge, Maryland 21075, Attention: Chief Financial Officer.

NO COMMITTEES

         Our Board of Directors does not, at present, have an audit, compensation or nominating committee, or any committee or committees performing similar functions. All of these functions are, at present, performed by the Board of Directors as a whole.

ITEM 10. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

         The following table set forth certain information as to the compensation paid to our two executive officers for 2006 and 2005:

                           SUMMARY COMPENSATION TABLE

NAME AND                                   CASH             OPTION
PRINCIPAL POSITION          YEAR          SALARY            AWARDS
------------------          ----          ------            ------
Regina R. Flood             2006          $76,790           $130(1)
Chief Executive
Officer                     2005          $55,000              0

Brian P. Flood              2006          $55,180           $130(1)
President, Chief
Operating Officer           2005          $42,939              0
and Chief Financial
Officer

----------
(1) For a description of the valuation of option awards, please see Note 8 to the Notes to the Financial Statements.

         The following table sets forth certain information as to unexercised stock options as of December 31, 2006:

                 OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

                           NUMBER OF
                           SECURITIES UNDERLYING     OPTION       OPTION
                           UNEXERCISED OPTIONS/      EXERCISE     EXPIRATION
NAME                       UNEXERCISABLE OPTIONS     PRICE        DATE
----                       ---------------------     --------     ----------

Regina R. Flood            1,000,000/                $0.10        Sept. 30, 2016
                           1,000,000

Brian P. Flood             1,000,000/                $0.10        Sept. 30, 2016
                           1,000,000

EMPLOYMENT AGREEMENTS

         On October 2, 2006, we entered into five year employment agreements with our two executive officers, Regina R. Flood and Brian P. Flood. Pursuant to our employment agreement with Regina R. Flood, Ms. Flood serves as Chairman of the Board and Chief Executive Officer of the Company at an annual salary of $175,000 per annum. Her salary is adjusted annually in accordance with changes in the cost of living index. Ms. Flood is entitled to receive performance bonuses as may from time to time be determined by the Board of Directors and certain fringe benefits. Ms. Flood is subject to non-competition and confidentiality requirements.

         Pursuant to our employment agreement with Brian P. Flood, Mr. Flood serves as President and Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Secretary of the Company at an annual salary of $125,000 per annum. His salary is adjusted annually in accordance with changes in the cost of living index. Mr. Flood is entitled to receive performance bonuses as may from time to time be determined by the Board of Directors and certain fringe benefits. Mr. Flood is subject to non-competition and confidentiality requirements.

STOCK OPTIONS

         On October 2, 2006, in order to induce them to enter into their respective employment agreements with us, we granted options to purchase 1,000,000 shares of our common stock to each of Regina R. Flood and Brian P. Flood. The options were granted at an exercise price of $0.10 per share. For each person, 250,000 options vest on October 1, 2007, an additional 250,000 options vest on October 1, 2008, an additional 250,000 options vest on October 1, 2009 and an additional 250,000 options vest on October 1, 2010. Vested options may be exercised at any time through September 30, 2016.

CHANGE IN CONTROL OF THE COMPANY

         There are no provisions in our Amended and Restated Articles of Incorporation or our Amended and Restated Bylaws that would delay, defer, or prevent a change in control, except to the extent as may be influenced by the staggered board of directors provisions in our Amended and Restated Articles of Incorporation and the ability of the Board of Directors to issue shares of preferred stock with such designations, rights and preferences as the Board of Directors may, in its sole discretion, determine. We have no current plans to issue any of such preferred stock.

         If, subsequent to a change in control of the Company which is not approved by the Company's Board of Directors, the employment of Regina R. Flood or Brian P. Flood is terminated for any reason other than death, disability, cause or good reason, then we are obligated to pay to either or both of Mrs. Flood or Mr. Flood, as the case may be, an amount in cash equal to the sum of that person's then current salary and most recent bonus, multiplied by three.

         Upon a change in control of the Company which is not approved by the Company's Board of Directors, all outstanding options to purchase our shares of common stock which have not previously vested will vest and become immediately exercisable. As a result, upon a change in control of the Company which is not approved by the Company's Board of Directors, up to 2,000,000 options to purchase shares could vest and become exercisable.

COMPENSATION OF DIRECTORS

         We have not yet implemented any standard arrangements for the compensation of directors of the Company. We anticipate that we will reimburse non-officer directors for their out-of-pocket expenses necessary to attend meetings of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

         As of December 31, 2006, the following securities were authorized for issuance under equity compensation plans:

                  NUMBER OF SHARES TO BE  EXERCISE PRICE  NUMBER OF SECURITIES
PLAN              ISSUED UPON EXERCISE    OF OUTSTANDING  REMAINING AVAILABLE
CATEGORY          OF OUTSTANDING OPTIONS  OPTIONS         FOR FUTURE ISSUANCE
--------          ----------------------  --------------  --------------------
Equity Compensation
Plans Approved by
the Shareholders                   0                0                0

Equity Compensation
Plans Not Approved by
the Shareholders           2,000,000             0.10                0

STOCK OPTIONS

         On October 2, 2006, in order to induce them to enter into their respective employment agreements, we granted options to purchase 1,000,000 shares of our common stock to each of Regina R. Flood and Brian P. Flood. The options were granted at an exercise price of $0.10 per share. For each person, 250,000 options vest on October 1, 2007, an additional 250,000 options vest on October 1, 2008, an additional 250,000 options vest on October 1, 2009 and an additional 250,000 options vest on October 1, 2010. Vested options may be exercised at any time through September 30, 2016.

BENEFICIAL OWNERSHIP TABLES

         The following information relates to those persons who are the beneficial owners of five percent or more of our outstanding shares of common stock:

NAME AND ADDRESS OF          AMOUNT AND NATURE OF               PERCENT
BENEFICIAL OWNER(1)          BENEFICIAL OWNERSHIP(2)            OF CLASS(3)
-------------------          -----------------------            -----------
Regina R. Flood               34,761,500                          66.65

Brian P. Flood                 8,888,500                          17.04

----------
(1) The address for each of the persons listed above is c/o LMLG, 6675 Amberton Drive, Elkridge, Maryland 21075.

(2) These shares are directly owned by each listed shareholder.

(3) The percentage is based upon 50,152,667 shares of issued and outstanding common stock and immediately exercisable warrants to purchase 2,000,000 shares of common stock as of March 31, 2007.

         The following information relates to the shares of common stock beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group:

NAME AND ADDRESS OF                    AMOUNT AND NATURE OF         PERCENT
BENEFICIAL OWNER(1)                    BENEFICIAL OWNERSHIP(2)      OF CLASS(3)
-------------------                    -----------------------      -----------

Regina R. Flood                        34,761,500                   66.65

Brian P. Flood                          8,888,500                   17.04

All directors and executive
officers as a group (two persons)      43,650,000                   83.69

----------
(1) The address for each of the persons listed above is c/o LMLG, 6675 Amberton Drive, Elkridge, Maryland 21075.

(2) These shares are directly owned by each listed shareholder.

(3) The percentage is based upon 50,152,667 shares of issued and outstanding common stock and immediately exercisable warrants to purchase 2,000,000 shares of common stock as of March 31, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the past two years, we have not entered into a transaction, nor are any transactions currently proposed, with a value in excess of $60,000 with an officer, director or beneficial owner of 5% or more of our common stock, or with any member of the immediate family of any of the foregoing named persons or entities, except as follows:

         In the year ended December 31, 2005, Regina R. Flood and Brian P. Flood, who are the principal shareholders and directors of LMLG and the executive officers of both LMLG and Chesapeake Logistics, advanced funds to Chesapeake Logistics on numerous occasions on an unsecured and demand basis, and from time to time during such period received from Chesapeake Logistics partial repayments of such advances. Interest was not charged to Chesapeake Logistics on any of such advances.

         During 2005, Mr. and Ms. Flood advanced an aggregate of $65,000 to Chesapeake Logistics and received from Chesapeake Logistics loan payments of $136,000. In the period from January 1, 2006 through December 5, 2006, Mr. and Ms. Flood advanced a total of $462,834 to Chesapeake Logistics and received from Chesapeake Logistics loan payments of $34,960. At December 5, 2006, Chesapeake Logistics was indebted to Mr. and Ms. Flood in the amount of $462,834.

         As of December 5, 2006, Chesapeake Logistics executed and delivered a promissory note in the principal amount of $462,834 to Mr. and Ms. Flood. The entire principal amount of the promissory note, together with all interest accrued thereon, is due and payable on January 2, 2008. The promissory note bears interest at the prime rate of interest from time to time published in The Wall Street Journal and is unsecured. Payment of the promissory note is subordinated to the debts and obligations of Chesapeake Logistics to all other parties. At December 31, 2006, interest accrued on this note totaled $12,923.

ITEM 13. EXHIBITS.

EXHIBIT
NO.               DESCRIPTION                                                   LOCATION
-------           -----------                                                   --------
2.0      Contribution Agreement dated October 2, 2006         Filed as an exhibit to the Registration
         and between Last Mile Logistics Group, Inc.,         Statement on Form 10-SB on
         Chesapeake Logistics, LLC and the members            November 7, 2006
         of Chesapeake Logistics, LLC

3.0      Amended and Restated Articles of Incorporation       Filed as an exhibit to the Registration
         of Last Mile Logistics Group, Inc.                   Statement on Form 10-SB on
                                                              November 7, 2006

3.1      Amended and Restated Bylaws of Last                  Filed as an exhibit to the Registration
         Mile Logistics Group, Inc.                           Statement on Form 10-SB on
                                                              November 7, 2006

4.0      Form of Common Stock Share Certificate of            Filed as an exhibit to the Registration
         Last Mile Logistics Group, Inc.                      Statement on Form 10-SB on
                                                              November 7, 2006

10.0     Promissory Note dated September 29, 2000 in          Filed as an exhibit to the Registration
         the principal amount of $700,000 made by             Statement on Form 10-SB on
         Chesapeake Logistics, LLC to the Order of            November 7, 2006
         Wachovia SBA Lending, Inc. (f/k/a The
         Money Store Investment Corporation)

EXHIBIT
NO.               DESCRIPTION                                                   LOCATION
-------           -----------                                                   --------
10.1     Commercial Security Agreement dated                  Filed as an exhibit to the Registration
         September 29, 2000 between Chesapeake                Statement on Form 10-SB on
         Logistics, LLC and Wachovia SBA Lending,             November 7, 2006
         Inc. (f/k/a The Money Store Investment
         Corporation)

10.2     Business Flex Line of Credit Note dated              Filed as an exhibit to the Registration
         November 29, 2005 in the principal amount of         Statement on Form 10-SB on
         $180,000 made by Chesapeake Logistics, LLC           November 7, 2006
         to the order of Manufactures and Traders Trust
         Company

10.3     Specific Security Agreement (Maryland) dated         Filed as an exhibit to the Registration
         November 30, 2005 between Chesapeake                 Statement on Form 10-SB on
         Logistics, LLC and Manufactures and Traders          November 7, 2006
         Trust Company

10.4     Promissory Note dated January 6, 2006 in the         Filed as an exhibit to the Registration
         principal amount of $250,000 made by                 Statement on Form 10-SB on
         Chesapeake Logistics, LLC to the Order of            November 7, 2006
         Wachovia Bank, National Association

10.5     Truck Lease and Service Agreement dated              Filed as an exhibit to the Registration
         as of  October 1, 2004 by and between                Statement on Form 10-SB on
         Ryder Truck Rental, Inc. and Chesapeake              November 7, 2006
         Logistics, LLC

10.6     Standard Industrial Lease dated April 3, 2006        Filed as an exhibit to the Registration
         between the Realty Associates Fund, VI, L.P.         Statement on Form 10-SB on
         and Chesapeake Logistics, LLC                        November 7, 2006

10.7     Employment Agreement dated October 2, 2006           Filed as an exhibit to the Registration
         by and between the Last Mile Logistics Group,        Statement on Form 10-SB on
         Inc. and Regina R. Flood                             November 7, 2006

10.8     Employment Agreement dated October 2, 2006           Filed as an exhibit to the Registration
         by and between the Last Mile Logistics Group,        Statement on Form 10-SB on
         Inc. and Brian P. Flood                              November 7, 2006

10.9     Stock Option Agreement dated October 2, 2006         Filed as an exhibit to the Registration
         by and between the Last Mile Logistics Group,        Statement on Form 10-SB on
         Inc. and Regina R. Flood                             November 7, 2006

10.10    Stock Option Agreement dated October 2, 2006         Filed as an exhibit to the Registration
         by and between the Last Mile Logistics Group,        Statement on Form 10-SB on
         Inc. and Brian P. Flood                              November 7, 2006

EXHIBIT
NO.               DESCRIPTION                                                   LOCATION
-------           -----------                                                   --------
10.11    Promissory Note dated October 2, 2006 in the         Filed as an exhibit to the Registration
         principal amount of $125,000 made by Last            Statement on Form 10-SB on
         Mile Logistics Group, Inc. to the order of James     November 7, 2006
         A. Rose, II

10.12    Modification Agreement dated October 2, 2006         Filed as an exhibit to the Registration
         by and among Last Mile Logistics Group, Inc.,        Statement on Form 10-SB on
         Chesapeake Logistics, LLC and Thomas H.              November 7, 2006
         DeVries

10.13    Warrants dated October 2, 2006 issued by Last        Filed as an exhibit to the Registration
         Mile Logistics Group, Inc. to James A. Rose, II      Statement on Form 10-SB on
                                                              November 7, 2006

10.14    Promissory Note dated December 5, 2006 in the        Filed as an exhibit to Amendment
         principal amount of $462,834.13 made by              No. 1 to Registration Statement on
         Chesapeake Logistics to the order of Brian P.        Form 10-SB on January 3, 2007
         Flood and Regina R. Flood

10.15    Stock Option Agreement dated as February 19,         Filed as an exhibit to Amendment
         2007 by and between the Last Mile Logistics,         No. 2 to Registration Statement on
         Group, Inc. and Barry Utz                            Form 10-SB on April 4, 2007

14.0     Code of Ethics, adopted March 20, 2007               Filed herewith

21.0     Subsidiaries of the Registrant                       Filed as an exhibit to the Registration
                                                              Statement on Form 10-SB on
                                                              November 7, 2006

31.0     Certification Pursuant to Rule 13a-14(a) of
         Regina R. Flood                                      Filed herewith

31.1     Certification Pursuant to Rule 13a-14(a) of
         Brian P. Flood                                       Filed herewith

32.0     Certification Pursuant to
         18 U.S.C. Section 1350 of Regina R. Flood            Filed herewith

32.1     Certification Pursuant to
         18 U.S.C. Section 1350 of Brian P. Flood             Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         For the fiscal years ended December 31, 2006 and December 31, 2005, the aggregate fees billed for professional services rendered by Bowhuis, Morrill & Company, the Company's independent auditors, for the audit of the Company's annual financial statements and the reviews of its quarterly financial statements included in the Company's quarterly reports and filings under the Securities Exchange Act of 1934 totaled $83,600 and none, respectively.

AUDIT RELATED FEES

         For the fiscal years ended December 31, 2006 and December 31, 2005, no fees were billed for professional services rendered by Bowhuis, Morrill & Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not disclosed under "Audit Fees" above.

TAX FEES

         For the fiscal years ended December 31, 2006 and December 31, 2005, no fees were billed by Bowhuis, Morrill & Company for tax compliance, tax advice or tax planning.

ALL OTHER FEES

         For the fiscal years ended December 31, 2006 and December 31, 2005, no fees were billed by Bowhuis, Morrill & Company for any products or services not disclosed above.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LAST MILE LOGISTICS GROUP, INC.


April 5, 2007                      By /s/Regina R. Flood
                                      ------------------
                                   Regina R. Flood, Chairperson and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


April 5, 2007                      By /s/Brian P. Flood
                                      -----------------
                                   Brian P. Flood, President, Chief Operating
                                   Officer and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                TITLE                         DATE
----                                -----                         ----

/s/Regina R. Flood         Chairperson of the Board           April 5, 2007
------------------         and Director
Regina R. Flood

/s/Brian P. Flood          Director                           April 5, 2007
-----------------
Brian P. Flood