Form 10KSB/A
period 2006-12-31
Last Mile Logistics Group, Inc.
filed 2007-05-08
CIK 1379926

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to
                                  FORM 10-KSB

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


         On October 2, 2006, we issued to James A. Rose, II, a former director and officer of the LMLG, as compensation for services as an officer previously rendered to LMLG having a value of $1,000, warrants to purchase 1,000,000 shares of our common stock. The warrants are exercisable for a period of five years at an exercise price of $0.10. The warrants contained a legend restricting transferability of the warrants and the shares underlying the warrants under the Securities Act of 1933.

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


         At present, we are unable to absorb these additional costs, and we expect that these additional costs will initially have a detrimental effect upon our financial results. While no assurances can be given, it is our belief that these increased costs will be absorbed eventually by increased revenues.


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

EXPENSES AS A PERCENTAGE OF SALES

         The following table sets forth for the periods indicated certain items from our consolidated statement of operations, expressed as a percentage of sales:

                                                    Year Ended December 31,
                                                   ------------------------
                                                      2006            2005
                                                   --------        --------
Sales                                                100.0%           100.0%

Cost of sales:
     Purchased transportation                         21.5%            25.9%
     Wages and employee benefits                      18.8%            18.2%
     Fuel                                              8.0%             7.9%
     Vehicle lease and rental                          6.7%             6.0%
     Other                                             8.8%             7.1%
                                                  --------         --------

         Cost of sales                                63.8%            65.1%

Gross profit                                          36.2%            34.9%

Selling, general and administrative:
     Salaries and employee benefits                   17.2%            10.4%
     Officers' compensation                            7.7%             5.1%
     Insurance                                         6.6%             5.2%
     Rent                                              6.8%             3.8%
     Professional fees                                12.0%             0.1%
     Bad debt expense                                  3.1%             1.0%
     Facility expenses                                 2.2%             1.8%
     Employee recruiting costs                         1.9%             1.5%
     Relocation expense                                2.3%             0.0%
     Other                                             5.6%             7.4%
                                                  --------         --------

         Selling, general and administrative          65.3%            36.3%
                                                  --------         --------

Other operating losses:
     Loss on impairment of goodwill                   40.9%             0.0%
     Loss on sale of assets                            0.5%             0.0%
                                                  --------         --------
         Other operating losses                       41.4%             0.0%
                                                  --------         --------
Loss from Operations                                (70.5)%            (1.4)%

Interest expense                                       4.6%             1.8%
                                                  --------         --------

Net loss                                             (75.1)%           (3.2)%
                                                  ========         ========

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


         An important accounting estimate that has an impact on our financial statements is the valuation of stock options, as is described in Note 8 to the Notes to the Financial Statements. Management applied the Black-Scholes option pricing model to estimate the value of these options. The inputs for the Black-Scholes pricing model include the volatility of the common stock and the estimated value per share of common stock. In accordance with Financial Accounting Standards No. 123 (revised 2004), a non-public entity is required to use the historical volatility of an appropriate industry sector when historical information is unavailable. By utilizing the Dow Jones 20 Transportation Index over the past five years, management has determined that the expected volatility of our shares of common stock as of the option grant dates is 21%. Since we do not have a market-based price for our shares of common stock, management relied on an industry-based revenue multiple, with a 50% discount applied deemed appropriate by management due to the limited size of our current operations and the numerous risks associated with the our business and our stock set forth herein. The result of these estimates generates an option grant date estimated fair value of our shares of common stock of $0.036 per share. Applying this valuation in the Black-Scholes option pricing model generates an option value of $0.001 as of the option grant dates.


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

                  LAST MILE LOGISTIC GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations

                                                                     Year Ended December 31,
                                                                ------------------------------
                                                                     2006             2005
                                                                ------------      ------------
NET SALES                                                       $  1,708,726      $  1,921,264

COST OF SALES
     Purchased transportation                                        367,628           498,343
     Wages and employee benefits                                     320,431           349,489
     Fuel                                                            137,169           151,115
     Vehicle lease and rental                                        114,241           116,038
     Other direct costs                                              150,592           136,597
                                                                ------------      ------------
         Total Cost of Sales                                       1,090,061         1,251,582
                                                                ------------      ------------

GROSS MARGIN                                                         618,665           669,682
                                                                ------------      ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Salaries and employee benefits                                  293,086           199,349
     Officer compensation                                            132,230            97,939
     Insurance                                                       113,294            99,879
     Rent                                                            115,755            72,796
     Professional fees                                               204,507             1,866
     Bad debt expense                                                 53,028            18,322
     Facility expenses                                                37,517            34,038
     Employee recruiting costs                                        31,713            29,538
     Relocation expenses                                              39,414                --
     Other                                                            95,558           143,431
                                                                ------------      ------------
         Total Selling, General and Administrative Expenses        1,116,102           697,158
                                                                ------------      ------------

OTHER OPERATING LOSSES(GAINS)
Loss on impairment of goodwill                                       698,320                --
Loss (gain) on sale of assets                                          8,015            (1,000)
                                                                ------------      ------------
         Total Other Operating Losses(Gains)                         706,335            (1,000)
                                                                ------------      ------------
LOSS FROM OPERATIONS                                              (1,203,772)          (26,476)
                                                                ============      ============
INTEREST EXPENSE                                                      79,505            34,958
                                                                ------------      ------------

NET LOSS BEFORE INCOME TAXES                                      (1,283,277)          (61,434)

PROVISION FOR INCOME TAXES                                                --                --
                                                                ------------      ------------

NET LOSS                                                        $ (1,283,277)     $    (61,434)
                                                                ============      ============

BASIC NET LOSS PER SHARE                                        $      (0.03)     $      (0.00)
                                                                ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                     45,975,452        43,650,000
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


           As of December 31, 2006, warrants exercisable into 2,000,000 shares of common stock were outstanding, which could potentially dilute net loss or income per share in the future.


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


           The carrying amount of cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximate fair value due to their short-term nature.

           The fair value of the Company's long-term debt and notes payable to related parties approximates the carrying amount based on borrowing rates currently available for bank loans with similar terms and maturities.


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


           On March 14, 2007, the Company sold 1,000,000 shares of common stock through a private placement to an unrelated party at $0.15 per share for $150,000.

           On March 22, 2007, the Company sold 166,667 shares of common stock through a private placement to an unrelated party at $0.15 per share for $25,000.


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

NOTE 13 - GOING CONCERN CONSIDERATIONS (continued)

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

ITEM 10. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

         The following table set forth certain information as to the compensation paid to our two executive officers for 2006 and 2005:


                     SUMMARY COMPENSATION TABLE

     Name and                     Cash        Option
Principal Position      Year     Salary       Awards      Total
-------------------     ----     -------     --------    -------
Regina R. Flood         2006     $76,790     $130 (1)    $76,920
Chief Executive
Officer                 2005     $55,000           0     $55,000

Brian P. Flood          2006     $55,180     $130 (1)    $55,310
President, Chief
Operating Officer       2005     $42,939           0     $42,939
and Chief Financial
Officer

James A. Rose, II       2006           0     $ 1,000     $ 1,000
President (2)
                        2005           0           0           0


----------
(1) For a description of the valuation of option awards, please see Note 8 to the Notes to the Financial Statements.

(2) Mr. Rose served as the President of LMLG from June 30, 2005 until October 2, 2006.

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


LACK OF INDEPENDENCE OF DIRECTORS

         At present, none of the members of our Board of Directors may be deemed to be "independent." In making that determination, our Board utilized the definition of independence used by The National Association of Securities Dealer, Inc. Automated Quotation ("NASDAQ") system, even though such definition does not currently apply to us because we are not listed on NASDAQ.


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

14.0     Code of Ethics, adopted March 20, 2007               Filed as an exhibit to Annual Report
                                                              on Form 10-KSB filed on April 5, 2007

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

                                   LAST MILE LOGISTICS GROUP, INC.


May 8, 2007                        By /s/Regina R. Flood
                                      ------------------
                                   Regina R. Flood, Chairperson and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


May 8, 2007                        By /s/Brian P. Flood
                                      -----------------
                                   Brian P. Flood, President, Chief Operating
                                   Officer and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                TITLE                         DATE
----                                -----                         ----

/s/Regina R. Flood         Chairperson of the Board            May 8, 2007
------------------         and Director
Regina R. Flood

/s/Brian P. Flood          Director                            May 8, 2007
-----------------
Brian P. Flood