Form 10QSB
period 2007-03-31
Last Mile Logistics Group, Inc.
filed 2007-05-14
CIK 1379926

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-QSB

                                 --------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2007
                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from: _____________ to _____________


                                 --------------

                         LAST MILE LOGISTICS GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                                 --------------


             FLORIDA                   000-52301            65-1001573
             -------                   ---------            ----------
   (State or Other Jurisdiction       (Commission        (I.R.S. Employer
         of Incorporation)            File Number)       Identification No.)


                  6675 ANBERTON DRIVE, ELKRIDGE, MARYLAND 21075
                  ---------------------------------------------
               (Address of Principal Executive Office) (Zip Code)


                                 (301) 931-1771
                                 --------------
                (Issuer's telephone number, including area code)


                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                                                          [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                           [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 50,152,667 as of May 11, 2007

Transitional Small Business Disclosure Format (check one):        [ ] Yes [X] No

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheet                                    Page 2

Condensed Consolidated Statements of Operations                         Page 3

Condensed Consolidated Statements of Cash Flows                         Page 4

Notes to the Condensed Consolidated Financial Statements                Page 5

                   LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEET

                                                            (Unaudited)
                                                             March 31,       December 31,
                                                               2007             2006
                                                            -----------      ------------
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                              $   115,846      $    73,972
     Accounts receivable, net                                   284,381          328,275
     Prepaid and other current assets                            13,768           18,129
                                                            -----------      -----------
         Total Current Assets                                   413,995          420,376
                                                            ===========      ===========
PROPERTY & EQUIPMENT - NET                                       42,906           45,846
                                                            ===========      ===========
OTHER ASSETS
     Deposits                                                    26,225           26,225
                                                            -----------      -----------
         Total Other Assets                                      26,225           26,225
                                                            ===========      ===========
         TOTAL ASSETS                                       $   483,126      $   492,447
                                                            ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                       $    59,136      $    94,290
     Accrued expenses                                           248,568          161,392
     Current portion of long-term debt                          462,624          503,582
                                                            -----------      -----------
         Total Current Liabilities                              770,328          759,264
                                                            ===========      ===========
LONG-TERM LIABILITIES
     Long-term debt                                             239,232          263,193
     Note payable to related parties                            454,834          462,834
                                                            -----------      -----------
         Total Long-Term Liabilities                            694,066          726,027
                                                            ===========      ===========
         TOTAL LIABILITIES                                    1,464,394        1,485,291
                                                            ===========      ===========
STOCKHOLDERS' DEFICIT
     Common stock, $.0001 par value; 100,000,000 shares
     authorized, 48,986,000 issued and outstanding                5,016            4,899
     Additional paid-in capital                                 247,520           72,191
     Accumulated deficit                                     (1,233,804)      (1,069,934)
                                                            -----------      -----------
         TOTAL STOCKHOLDERS' DEFICIT                           (981,268)        (992,844)
                                                            ===========      ===========
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $   483,126      $   492,447
                                                            ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  LAST MILE LOGISTIC GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       Three months ended
                                                                            March 31,
                                                                 ------------------------------
                                                                     2007              2006
                                                                 ------------      ------------
NET SALES                                                        $    408,672      $    445,020

COST OF SALES
     Purchased transportation                                          81,368            92,809
     Wages and employee benefits                                       74,807            83,586
     Fuel                                                              31,645            34,232
     Vehicle lease and rental                                          16,488            33,018
     Other direct costs                                                21,958            40,299
                                                                 ------------      ------------
          Total Cost of Sales                                         226,266           283,944
                                                                 ------------      ------------
 GROSS MARGIN                                                         182,406           161,076
                                                                 ============      ============
 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Salaries and employee benefits                                   168,234            85,230
     Insurance                                                         17,967            25,024
     Rent                                                              30,872            22,002
     Professional fees                                                 64,684            10,237
     Bad debt expense                                                   3,651             2,500
     Facility expenses                                                 10,698            10,692
     Employee recruiting costs                                          1,961               828
     Other                                                             21,129            27,654
                                                                 ------------      ------------
          Total Selling, General and Administrative Expenses          319,196           184,167
                                                                 ------------      ------------
 LOSS FROM OPERATIONS                                                (136,790)          (23,091)
                                                                 ============      ============
 OTHER EXPENSES
     Interest expense                                                  27,080            14,311
                                                                 ------------      ------------
         Total Other Expenses                                          27,080            14,311
                                                                 ============      ============
NET LOSS BEFORE INCOME TAXES                                         (163,870)          (37,402)

PROVISION FOR INCOME TAXES                                                 --                --
                                                                 ------------      ------------
NET LOSS                                                         $   (163,870)     $    (37,402)
                                                                 ============      ============
BASIC NET LOSS PER SHARE                                         $      (0.00)     $      (0.00)
                                                                 ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                      49,015,224        44,992,603
                                                                 ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  LAST MILE LOGISTIC GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Three months ended
                                                                                     March 31,
                                                                             ------------------------
                                                                               2007           2006
                                                                             ---------      ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                               $(163,870)     $ (37,402)
      Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
          Depreciation                                                           4,481          4,007
          Bad debt expense                                                       3,651          2,500
          Issuance of shares, options and warrants for services rendered           446         10,000

      Changes in assets and liabilities:
          Accounts receivable                                                   40,243        (75,711)
          Prepaids and other assets                                              4,361        (29,250)
          Accounts payable and accrued expenses                                 52,022        (94,348)
                                                                             ---------      ---------
              Net Cash Used in Operating Activities                            (58,666)      (220,204)
                                                                             =========      =========
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                        (1,541)            --
                                                                             ---------      ---------
              Net Cash Used in Investing Activities                             (1,541)            --
                                                                             =========      =========
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                                   175,000             --
      Proceeds from issuance of long-term debt                                      --        250,000
      Principal payments on long-term debt                                     (64,919)       (18,044)
      Payments on loan payable - related party                                  (8,000)       (34,960)

                                                                             ---------      ---------
              Net Cash Provided by Financing Activities                        102,081        196,996
                                                                             =========      =========
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                 41,874        (23,208)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                       73,972         90,997
                                                                             ---------      ---------
CASH AND EQUIVALENTS, END OF PERIOD                                          $ 115,846      $  67,789
                                                                             =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION
      Cash payments for interest                                             $  16,052      $  14,311


              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Amendment No. 1 to Annual Report on Form 10-KSB filed on May 8, 2007. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007.

NOTE 2 - GOING CONCERN CONSIDERATIONS

         The Company's financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in its Annual Report on Form 10-KSB for the year ended December 31, 2006, the Company has sustained losses and has relied on advances and loans from owners and sales of shares of its equity for operating capital. Additionally, the Company has sustained additional operating losses for the three months ended March 31, 2007 of approximately $163,870. To support the Company's operations for the next year, management has plans to raise capital by a combination of debt and equity financing. There is no assurance, however, that these sources of capital will be timely obtained on acceptable terms.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 - MATERIAL TRANSACTIONS

         On March 14, 2007, the Company sold 1,000,000 shares of common stock through a private placement to an unrelated party at $0.15 per share for $150,000.

         On March 22, 2007, the Company sold 166,667 shares of common stock through a private placement to an unrelated party at $0.15 per share for $25,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

EXPENSES AS A PERCENTAGE OF SALES

         The following table sets forth for the periods indicated certain items from our consolidated statement of operations, expressed as a percentage of sales:
                                                Three Months Ended
                                                     March 31,
                                               ---------------------
                                                2007           2006
                                               ------         ------
Sales                                          100.0%         100.0%

Cost of sales:
     Purchased transportation                   19.9%          20.9%
     Wages and employee benefits                18.3%          18.8%
     Fuel                                        7.8%           7.7%
     Vehicle lease and rental                    4.0%           7.4%
     Other                                       5.4%           9.0%
                                               -------        ------
         Cost of sales                          55.4%          63.8%
                                               -------        ------
Gross margin                                    44.6%          36.2%

Selling, general and administrative:
     Salaries and employee benefits             41.2%          19.2%
     Insurance                                   4.4%           5.2%
     Rent                                        7.5%           3.8%
     Professional fees                          15.8%           0.1%
     Bad debt expense                            0.9%           1.0%
     Facility expenses                           2.6%           1.8%
     Other                                       5.7%           6.4%
                                               -------        ------
         Selling, general and administrative    78.1%          41.4%
                                               -------        ------
Loss from Operations                           (33.5)%         (5.2)%

Interest expense                                 6.6%           3.2%

Net loss                                       (40.1)%         (8.4)%
                                               ======         ======


THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

         For the three months ended March 31, 2007, LMLG had net sales of $408,672, as compared to net sales of $445,020 for the three months ended March 31, 2006, a decrease of 8.2%. In the first quarter of 2007, deliveries of envelopes and small packages continued to decline, representing approximately 20% of net sales, compared to 23% in the first quarter of 2006, with a decline from 2006 to 2007 of $16,875. Sales in the first quarter of 2007 were negatively impacted by our ceasing to provide delivery services to certain retail locations of our 2006 largest customer (decline of $108,110 from first quarter 2006 to first quarter 2007). This decrease in revenues was partially offset by sales generated from the addition of new freight customers (5 new customers with first quarter 2007 sales of $48,508). It is also our opinion that the weakened U.S. economy in the first quarter, especially the declining housing market, had a negative impact on the purchase of heavy consumer goods, and thus negatively impacted our sales.

         For the three months ended March 31, 2007, LMLG's cost of sales was $226,266, as compared to cost of sales of $283,944 for the three months ended March 31, 2006, a decrease of 20.3%. This decrease is primarily attributable to the decrease in net sales, along with a reduction in vehicle rental costs, damage claims and temporary labor. This reduction in cost of sales, amounting to $57,678, can be attributed to more efficient management of routes, delivery crews and vehicles. Due to this improvement in operating costs management, the resulting gross margin increased from $161,076 in the first quarter of 2006 to $182,406 in the first quarter of 2007, with gross margin as a percentage of net sales increasing from 36.2% in 2006 to 44.6% in 2007.

         For the three months ended March 31, 2007, LMLG had SG&A of $319,196, as compared to SG&A of $184,167 for the three months ended March 31, 2006, an increase of $135,029, or 73.3%. This increase in SG&A is primarily attributable to the following:

         1. We experienced increased costs for salaries and employee benefits, for new personnel required to operate the expanding freight delivery customer base and projected growth in business, along with employment agreements with two officers of the Company. This additional personnel contributed to the improved gross margin in the first quarter of 2007.

         2. We experienced higher facility rental costs and associated facility expenses due to the new long-term lease of a large facility capable of handling the projected increase in freight business.

         3. We experienced increased professional expenses as the result of increased consulting, legal and accounting expenses. These costs have been incurred in connection with our reverse acquisition transaction and our registration under the Securities Exchange Act of 1934.

         For the three months ended March 31, 2007, LMLG had a net loss of $163,870, as compared to a net loss of $37,402 for the three months ended March 31, 2006. This is a reflection of the difficulties we have encountered in managing the transition to and growth of our freight delivery business, along with all the issues noted above.

         At March 31 2007, LMLG had current assets of $413,995 and current liabilities of $770,328, resulting in a working capital deficit of $356,333. This deficiency again reflects the difficulties we have encountered in managing the growth of our freight delivery business, along with financing the costs incurred with our reverse acquisition transaction and our registration under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

         We are experiencing substantial cash flow difficulties and we anticipate that we will continue to experience cash flow difficulties for some time. As a result, we have no present plans to make any material capital expenditures. At March 31, 2007, we had a working capital deficit of $356,333. Although no assurances can be given, we believe that our working capital will improve as net sales derived from the delivery of freight increase. In addition, although no assurances can be given, we believe that we may be able to secure equity and/or debt financing. In March 2007, we secured a total of $175,000 of equity investment in the Company.

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

         We have utilized existing lines of credit to fund our working capital needs through the first quarter of 2007. At March 31, 2007, the current portion of our long-term debt was $462,624, our long-term debt was $239,232 and our notes payable to related parties was $454,834. We believe that we will generate sufficient operating capital through operations to meet our debt service requirements and to maintain our business at its present level. However, if we fail for any reason to repay any of our loans on a timely basis, then we may have to curtail our business sharply or cease our operations altogether.

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

         An important accounting estimate that has an impact on our financial statements is the valuation of stock options. Management applied the Black-Scholes option pricing model to estimate the value of these options. The inputs for the Black-Scholes pricing model include the volatility of the common stock and the estimated value per share of common stock. In accordance with Financial Accounting Standards No. 123 (revised 2004), a non-public entity is required to use the historical volatility of an appropriate industry sector when historical information is unavailable. By utilizing the Dow Jones 20 Transportation Index over the past five years, management has determined that the expected volatility of our shares of common stock as of the option grant dates is 21%. Since we do not have a market-based price for our shares of common stock, management relied on an industry-based revenue multiple, with a 50% discount applied deemed appropriate by management due to the limited size of our current operations and the numerous risks associated with the our business and our stock set forth herein. The result of these estimates generates an option grant date estimated fair value of our shares of common stock of $0.036 per share. Applying this valuation in the Black-Scholes option pricing model generates an option value of $0.001 as of the option grant dates.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT RETURN TO PROFITABILITY.

         For the three months ended March 31, 2007, we had net sales of $408,672, as compared to net sales of $445,020 for the three months ended March 31, 2006. For the three months ended March 31, 2007, we incurred a net loss of $163,870, as compared to a net loss of $37,402 for the three months ended March 31, 2006. At March 31, 2007, we had a stockholders' deficit of $1,233,804 and a working capital deficit of $356,333. We expect to sustain a loss for the year ended December 31, 2007.

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

OUR AVAILABLE CASH IS LIMITED. WE MAY NEED TO RAISE ADDITIONAL CAPITAL.

         At March 31, 2007, we had a stockholders' deficit of $1,233,804. At March 31 2007, we had current assets of $413,995 and current liabilities of $770,328, resulting in a working capital deficit of $356,333. At March 31, 2007, the current portion of our long-term debt was $462,624, our long-term debt was $239,232 and our notes payable to related parties was $454,834. We believe that we will generate sufficient operating capital through operations to meet our debt service requirements and to maintain our business at its present level. However, if we fail for any reason to repay any of our loans on a timely basis, then we may have to curtail our business sharply or cease our operations altogether.

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

OUR FINANCIAL STATEMENTS ARE SUBJECT TO A "GOING CONCERN" QUALIFICATION.

         Our financial statements were prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate capital and revenue resources to enable us to return to profitable operations. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon our making additional sales and ultimately returning to profitable operations. No assurances can be made that we will be successful in these activities. Should any of these events not occur, our financial statements will be materially and adversely affected.

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

         For the three months ended March 31, 2007, three customers generated revenues in excess of 10% of the Company's total consolidated revenues. Revenues from these customers totaled $132,868, $53,181 and $46,479, or 32.5%, 13.0% and
11.4%, respectively.

         Sales in the first quarter of 2007 were negatively impacted by our ceasing to provide delivery services to certain retail locations of our 2006 largest customer (decline of $108,110 from first quarter 2006 to first quarter
2007).

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

ITEM 3. CONTROLS AND PROCEDURES.

         As of March 31, 2007, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer (Principal Executive Officer), and the Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of March 31, 2007, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         There have been no changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

         It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ITEM 6. EXHIBITS.

         The following exhibits are filed as part of this report:

         31.0     Certification of Chief Executive Officer Pursuant to Rule
                  13a-14a.

         31.1     Certification of Chief Financial Officer pursuant to Rule
                  13a-14a.

         32.0 Certification of Chief Executive Officer of pursuant to 18 U.S.C. Section 1350.

         32.1 Certification of Chief Financial Officer of pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES

         In accordance with the requirements of Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LAST MILE LOGISTICS GROUP, INC.


May 14, 2007                  By: /s/Regina R. Flood
                                  --------------------------------------------
                                  Regina R. Flood, Chairperson and
                                  Chief Executive Officer
                                  (Principal Executive Officer)


May 14, 2007                  By: /s/Brian P. Flood
                                  --------------------------------------------
                                  Brian P. Flood, President, Chief Operating
                                  Officer and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)