Form 10QSB
period 2007-06-30
Last Mile Logistics Group, Inc.
filed 2007-08-13
CIK 1379926

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                   FORM 10-QSB
                                 --------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended: June 30, 2007
                                       Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
         For the transition period from: _____________ to _____________

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

                  6675 AMBERTON DRIVE, ELKRIDGE, MARYLAND 21075
                  ---------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (301) 931-1771
                                 --------------
                (Issuer's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)
                                 --------------

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

                                                              [ ] Yes     [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 50,152,667 as of August 13, 2007

                                 --------------
Transitional Small Business Disclosure Format (check one):
                                                              [ ] Yes     [X] No

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheet                                  Page 3

Condensed Consolidated Statements of Operations                       Page 4

Condensed Consolidated Statements of Cash Flows                       Page 5

Notes to the Condensed Consolidated Financial Statements              Page 6

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets

                                                                (Unaudited)
                                                               June 30, 2007     December 31, 2006
                                                               -------------     -----------------
                                  ASSETS
  CURRENT ASSETS
      Cash and cash equivalents                                 $    28,562         $    73,972
      Accounts receivable, net                                      282,919             328,275
      Prepaid and other current assets                                2,532              18,129
                                                                -----------         -----------

          Total Current Assets                                      314,013             420,376
                                                                -----------         -----------

  PROPERTY & EQUIPMENT - NET                                         38,237              45,846
                                                                -----------         -----------

  OTHER ASSETS
      Deposits                                                       26,225              26,225
                                                                -----------         -----------

          Total Other Assets                                         26,225              26,225
                                                                -----------         -----------

          TOTAL ASSETS                                          $   378,475         $   492,447
                                                                ===========         ===========

                  LIABILITIES AND STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES
      Accounts payable                                          $    39,659         $    94,290
      Accrued expenses                                              272,635             161,392
      Current portion of long-term debt                             463,305             503,582
                                                                -----------         -----------

          Total Current Liabilities                                 775,599             759,264
                                                                -----------         -----------

  LONG-TERM LIABILITIES
      Long-term debt                                                216,980             263,193
      Note payable to related parties                               504,834             462,834
                                                                -----------         -----------

          Total Long-Term Liabilities                               721,814             726,027
                                                                -----------         -----------

          TOTAL LIABILITIES                                       1,497,413           1,485,291
                                                                -----------         -----------

  STOCKHOLDERS' DEFICIT
      Common stock, $.0001 par value; 100,000,000 shares
      authorized, 50,152,667 issued and outstanding                   5,016               4,899
      Additional paid-in capital                                    247,750              72,191
      Accumulated deficit                                        (1,371,704)         (1,069,934)
                                                                -----------         -----------

          TOTAL STOCKHOLDERS' DEFICIT                            (1,118,938)           (992,844)
                                                                -----------         -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $   378,475         $   492,447
                                                                ===========         ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  LAST MILE LOGISTIC GROUP, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                   Three months ended June 30,          Six months ended June 30,
                                                                 ------------------------------      ------------------------------
                                                                     2007             2006              2007             2006
                                                                 ------------      ------------      ------------      ------------
    NET SALES                                                    $    430,973      $    429,407      $    839,645      $    874,427

    COST OF SALES
       Purchased transportation                                        66,873            99,162           148,241           191,971
       Wages and employee benefits                                    102,933            81,309           177,740           164,895
       Fuel                                                            35,987            35,819            67,632            70,051
       Vehicle lease and rental                                        25,161            30,526            41,649            63,544
       Other direct costs                                              23,687            16,438            45,645            56,737
                                                                 ------------      ------------      ------------      ------------
          Total Cost of Sales                                         254,641           263,254           480,907           547,198
                                                                 ------------      ------------      ------------      ------------

    GROSS MARGIN                                                      176,332           166,153           358,738           327,229
                                                                 ------------      ------------      ------------      ------------

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
       Salaries and employee benefits                                 164,694            96,933           332,928           182,163
       Insurance                                                       24,239            38,409            42,206            63,433
       Rent                                                            32,015            22,002            62,887            44,004
       Professional fees                                               31,797            32,309            96,481            42,546
       Bad debt expense                                                 4,892            36,500             8,543            39,000
       Facility expenses                                                6,405            11,367            17,103            22,059
       Employee recruiting costs                                        1,378            12,523             3,339            13,351
       Other                                                           26,583            27,741            47,712            55,395
                                                                 ------------      ------------      ------------      ------------
          Total Selling, General and Administrative Expenses          292,003           277,784           611,199           461,951
                                                                 ------------      ------------      ------------      ------------

    LOSS FROM OPERATIONS                                             (115,671)         (111,631)         (252,461)         (134,722)
                                                                 ------------      ------------      ------------      ------------

    OTHER (INCOME) EXPENSES
       Interest expense                                                22,229            16,398            49,309            30,709
                                                                 ------------      ------------      ------------      ------------
          Total Other (Income) Expenses                                22,229            30,709            49,309            30,709
                                                                 ------------      ------------      ------------      ------------

    NET LOSS BEFORE INCOME TAXES                                     (137,900)         (142,340)         (301,770)         (165,431)

    PROVISION FOR INCOME TAXES                                             --                --                --                --
                                                                 ------------      ------------      ------------      ------------

    NET LOSS                                                     $   (137,900)     $   (142,340)     $   (301,770)     $   (165,431)
                                                                 ============      ============      ============      ============

    BASIC NET LOSS PER SHARE                                     $      (0.00)     $      (0.00)     $      (0.01)     $      (0.00)
                                                                 ============      ============      ============      ============

    WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                  50,152,667        44,992,603        49,306,091        44,992,603
                                                                 ============      ============      ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  LAST MILE LOGISTIC GROUP, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            Six months ended June 30,
                                                                            -------------------------
                                                                               2007           2006
                                                                            ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $(301,770)     $(165,431)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation                                                           9,151          8,475
         Bad debt expense                                                       8,543         39,000
         Issuance of shares, options and warrants for services rendered           676         10,000

     Changes in assets and liabilities:
         Accounts receivable                                                   36,813        (72,205)
         Prepaids and other assets                                             15,597         13,602
         Accounts payable and accrued expenses                                 56,612        (91,430)

                                                                            ---------      ---------
             Net Cash Used in Operating Activities                           (174,378)      (257,989)
                                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                        (1,542)        (3,000)

                                                                            ---------      ---------
             Net Cash Used in Investing Activities                             (1,542)        (3,000)
                                                                            ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                   175,000             --
     Proceeds from issuance of long-term debt                                      --        300,000
     Principal payments on long-term debt                                     (86,490)       (42,572)
     Proceeds from loan payable - related party                                50,000         10,000
     Payments on loan payable - related party                                  (8,000)       (34,960)

                                                                            ---------      ---------
             Net Cash Provided by Financing Activities                        130,510        232,468
                                                                            ---------      ---------

NET DECREASE IN CASH AND EQUIVALENTS                                          (45,410)       (28,521)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                      73,972         66,952
                                                                            ---------      ---------

CASH AND EQUIVALENTS, END OF PERIOD                                         $  28,562      $  38,431
                                                                            =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash payments for interest                                             $  16,052      $  27,868

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Issuance of shares, options and warrants for services rendered         $     676      $  10,000

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 2007

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Amendment No. 1 to Annual Report on Form 10-KSB filed on May 8, 2007. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007.

NOTE 2 - GOING CONCERN CONSIDERATIONS

         The Company's financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in its Annual Report on Form 10-KSB for the year ended December 31, 2006, the Company has sustained losses and has relied on advances and loans from owners and sales of shares of its equity for operating capital. Additionally, the Company has sustained additional operating losses for the six months ended June 30, 2007 of approximately $301,770. To support the Company's operations for the next year, management has plans to raise capital by a combination of debt and equity financing. There is no assurance, however, that these sources of capital will be timely obtained on acceptable terms.

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

         From May 10, 2007 to June 21, 2007, the Company received $50,000 from officers of the Company, adding to the promissory note payable signed on December 5, 2006, with interest based on the prime rate.

         On June 18, 2007, the Company entered into a Second Modification Agreement with Charles H. DeVries pursuant to which a previously issued Promissory Note and Warrants were canceled, and a Promissory Note in the principal amount of $100,000 and warrants to purchase 1,000,000 shares of our common stock were issued to Mr. DeVries. The promissory note bears interest at 9% per annum, is unsecured and is finally due and payable on June 30, 2008. The warrants are exercisable through June 30, 2008 at an exercise price of $0.10 per share. The effect of this Second Modification Agreement is to extend the due date of the original promissory note and the exercise period of the original warrants, and has no material effect on the Company's financial statements.

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

EXPENSES AS A PERCENTAGE OF SALES

         The following table sets forth for the periods indicated certain items from our consolidated statement of operations, expressed as a percentage of sales:

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
              Consolidated Statements of Operations - % of Revenue
                                   (Unaudited)

                                                                Three months       Six months
                                                                    ended             ended
                                                                   June 30,          June 30,
                                                               --------------    --------------
                                                                2007     2006     2007     2006
                                                               -----    -----    -----    -----
NET SALES                                                      100.0%   100.0%   100.0%   100.0%

COST OF SALES
    Purchased transportation                                    15.5%    23.1%    17.7%    22.0%
    Wages and employee benefits                                 23.9%    18.9%    21.2%    18.9%
    Fuel                                                         8.4%     8.3%     8.1%     8.0%
    Vehicle lease and rental                                     5.8%     7.1%     5.0%     7.3%
    Other direct costs                                           5.5%     3.8%     5.4%     6.5%
                                                               -----    -----    -----    -----
        Total Cost of Sales                                     59.1%    61.3%    57.3%    62.6%
                                                               -----    -----    -----    -----

GROSS MARGIN                                                    40.9%    38.7%    42.7%    37.4%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    Salaries and employee benefits                              38.2%    22.6%    39.7%    20.8%
    Insurance                                                    5.6%     8.9%     5.0%     7.3%
    Rent                                                         7.4%     5.1%     7.5%     5.0%
    Professional fees                                            7.4%     7.5%    11.5%     4.9%
    Bad debt expense                                             1.1%     8.5%     1.0%     4.5%
    Facility expenses                                            1.5%     2.6%     2.0%     2.5%
    Employee recruiting costs                                    0.3%     2.9%     0.4%     1.5%
    Other                                                        6.2%     6.5%     5.7%     6.3%
                                                               -----    -----    -----    -----
        Total Selling, General and Administrative Expenses      67.8%    64.7%    72.8%    52.8%
                                                               -----    -----    -----    -----

LOSS FROM OPERATIONS                                           -26.8%   -26.0%   -30.1%   -15.4%

OTHER (INCOME) EXPENSES
    Interest expense                                             5.2%     3.8%     5.9%     3.5%
                                                               -----    -----    -----    -----
        Total Other (Income) Expenses                            5.2%     7.2%     5.9%     3.5%
                                                               -----    -----    -----    -----

NET LOSS BEFORE INCOME TAXES                                   -32.0%   -33.1%   -35.9%   -18.9%

PROVISION FOR INCOME TAXES                                       0.0%     0.0%     0.0%     0.0%

                                                               -----    -----    -----    -----
NET LOSS                                                       -32.0%   -33.1%   -35.9%   -18.9%
                                                               =====    =====    =====    =====

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

         For the three months ended June 30, 2007, LMLG had net sales of $430,973, as compared to net sales of $429,407 for the three months ended June 30, 2006, an increase of 0.4%. In the second quarter of 2007, deliveries of envelopes and small packages continued to decline, representing approximately 12% of net sales, compared to 22% in the second quarter of 2006, with a decline from 2006 to 2007 of $42,497. Despite the negative impact from ceasing to provide delivery services to certain retail locations of our 2006 largest customer (decline of $105,111 from second quarter 2006 to second quarter 2007), freight revenue increased 13.2%, from $334,336 in 2006 to $378,399 in 2007. This increase in freight revenue can be attributed to 12 new freight customers in 2007 (with second quarter 2007 sales of $68,621), along with increased business from other freight customers of $80,553. It is also our opinion that the weakened U.S. economy in the first half of 2007, especially the declining housing market, had a negative impact on the purchase of heavy consumer goods, and thus negatively impacted our sales.

         For the three months ended June 30, 2007, LMLG's cost of sales was $254,641, as compared to cost of sales of $263,254 for the three months ended June 30, 2006, a decrease of 3.3%. This decrease is primarily attributable to a reduction in vehicle rental costs and temporary labor. This reduction in cost of sales, amounting to $8,613, can be attributed to more efficient management of routes, delivery crews and vehicles. Due to this improvement in operating costs management, the resulting gross margin increased from $166,153 in the second quarter of 2006 to $176,332 in the second quarter of 2007, with gross margin as a percentage of net sales increasing from 38.7% in 2006 to 40.9% in 2007.

         For the three months ended June 30, 2007, LMLG had SG&A of $292,003, as compared to SG&A of $277,784 for the three months ended June 30, 2006, an increase of $14,219, or 5.1%. This increase in SG&A is primarily attributable to the following:

         1. We experienced increased costs for salaries and employee benefits, for new personnel required to operate the expanding freight delivery customer base and projected growth in business, along with employment agreements with two officers of the Company. This additional personnel contributed to the improved gross margin in the second quarter of 2007.

         2. We experienced higher facility rental costs and associated facility expenses due to the new long-term lease of a large facility capable of handling the projected increase in freight business.

         3. The increases in personnel and facility rent were partially offset by a reduction in bad debt expense, as the focus on receivables by some of the new personnel improved collection efforts and minimized the impact of bad debt as compared to 2006.

         For the three months ended June 30, 2007, LMLG had a net loss of $137,900, as compared to a net loss of $142,340 for the three months ended June 30, 2006. These losses are a reflection of the difficulties we have encountered in managing the transition to and growth of our freight delivery business, along with all the issues noted above.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

         For the six months ended June 30, 2007, LMLG had net sales of $839,645, as compared to net sales of $874,427 for the six months ended June 30, 2006, a decrease of 4.0%. In the first half of 2007, deliveries of envelopes and small packages continued to decline, representing approximately 16% of net sales, compared to 22% in the first half of 2006, with a decline from 2006 to 2007 of $59,372. Despite the negative impact from ceasing to provide delivery services to certain retail locations of our 2006 largest customer (decline of $213,221 from first half 2006 to first half 2007), freight revenue increased 3.6%, from $678,761 in 2006 to $703,351 in 2007. This increase in freight revenue can be attributed to 12 new freight customers in 2007 (with first half 2007 sales of $117,129), along with increased business from other freight customers of $120,682. It is also our opinion that the weakened U.S. economy in the first half of 2007, especially the declining housing market, had a negative impact on the purchase of heavy consumer goods, and thus negatively impacted our sales.

         For the six months ended June 30, 2007, LMLG's cost of sales was $480,907, as compared to cost of sales of $547,198 for the six months ended June 30, 2006, a decrease of 12.1%. This decrease is primarily attributable to a reduction in vehicle rental costs, damage claims and temporary labor. This reduction in cost of sales, amounting to $66,291, can be attributed to more efficient management of routes, delivery crews and vehicles. Due to this improvement in operating costs management, the resulting gross margin increased from $327,229 in the first six months of 2006 to $358,738 in the first six months of 2007, with gross margin as a percentage of net sales increasing from 37.4% in 2006 to 42.7% in 2007.

         For the six months ended June 30, 2007, LMLG had SG&A of $611,199, as compared to SG&A of $461,951 for the six months ended June 30, 2006, an increase of $149,248, or 32.3%. This increase in SG&A is primarily attributable to the following:

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

         For the six months ended June 30, 2007, LMLG had a net loss of $301,770, as compared to a net loss of $165,431 for the six months ended June 30, 2006. These losses are a reflection of the difficulties we have encountered in managing the transition to and growth of our freight delivery business, along with all the issues noted above.

         At June 30, 2007, LMLG had current assets of $314,013 and current liabilities of $775,599, resulting in a working capital deficit of $461,586. This deficiency again reflects the difficulties we have encountered in managing the growth of our freight delivery business, along with financing the costs incurred with our reverse acquisition transaction and our registration under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

         We are experiencing substantial cash flow difficulties and we anticipate that we will continue to experience cash flow difficulties for some time. As a result, we have no present plans to make any material capital expenditures. At June 30, 2007, we had a working capital deficit of $461,586. Although no assurances can be given, we believe that our working capital will improve as net sales derived from the delivery of freight increase. In addition, although no assurances can be given, we believe that we may be able to secure equity and/or debt financing. In March 2007, we secured a total of $175,000 of equity investment in the Company. In the second quarter of 2007, the Company received related party debt proceeds of $50,000 from the officers of the Company.

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

         We have utilized existing lines of credit to fund our working capital needs through the first two quarters of 2007. At June 30, 2007, the current portion of our long-term debt was $463,305, our long-term debt was $216,980 and our notes payable to related parties was $504,834. We believe that we will generate sufficient operating capital through operations to meet our debt service requirements and to maintain our business at its present level. However, if we fail for any reason to repay any of our loans on a timely basis, then we may have to curtail our business sharply or cease our operations altogether.

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

         An important accounting estimate that has an impact on our financial statements is the valuation of stock options, as is described in Note 8 to the Notes to the December 31, 2006 Financial Statements. Management applied the Black-Scholes option pricing model to estimate the value of these options. The inputs for the Black-Scholes pricing model include the volatility of the common stock and the estimated value per share of common stock. In accordance with Financial Accounting Standards No. 123 (revised 2004), a non-public entity is required to use the historical volatility of an appropriate industry sector when historical information is unavailable. By utilizing the Dow Jones 20 Transportation Index over the past five years, management has determined that the expected volatility of our shares of common stock as of the option grant dates is 21%. Since we do not have a market-based price for our shares of common stock, management relied on an industry-based revenue multiple, with a 50% discount applied deemed appropriate by management due to the limited size of our current operations and the numerous risks associated with the our business and our stock set forth herein. The result of these estimates generates an option grant date estimated fair value of our shares of common stock of $0.036 per share. Applying this valuation in the Black-Scholes option pricing model generates an option value of $0.001 as of the option grant dates.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT RETURN TO PROFITABILITY.

         For the six months ended June 30, 2007, we had net sales of $839,645, as compared to net sales of $874,427 for the six months ended June 30, 2006. For the six months ended June 30, 2007, we incurred a net loss of $301,770, as compared to a net loss of $165,431 for the six months ended June 30, 2006. At June 30, 2007, we had a stockholders' deficit of $1,371,704 and a working capital deficit of $461,586. We expect to sustain a loss for the year ended December 31, 2007.

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

OUR AVAILABLE CASH IS LIMITED. WE MAY NEED TO RAISE ADDITIONAL CAPITAL.

         At June 30, 2007, we had a stockholders' deficit of $1,371,704. At June 30 2007, we had current assets of $314,013 and current liabilities of $775,599, resulting in a working capital deficit of $461,586. At June 30, 2007, the current portion of our long-term debt was $463,305, our long-term debt was $216,980 and our notes payable to related parties was $504,834. We believe that we will generate sufficient operating capital through operations to meet our debt service requirements and to maintain our business at its present level. However, if we fail for any reason to repay any of our loans on a timely basis, then we may have to curtail our business sharply or cease our operations altogether.

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

         For the six months ended June 30, 2007, three customers generated revenues in excess of 10% of the Company's total consolidated revenues. Revenues from these customers totaled $256,108, $145,025 and $89,684, or 30.5%, 17.3% and
10.7%, respectively.

         Sales in the first half of 2007 were negatively impacted by our ceasing to provide delivery services to certain retail locations of our 2006 largest customer (decline of $213,221 from first half 2006 to first half 2007).

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

WE ARE SUBJECT TO GOVERNMENT REGULATION, AND FAILURE TO COMPLY WITH SUCH REGULATION COULD RESULT IN SUBSTANTIAL FINES OR POSSIBLE REVOCATION OF OUR AUTHORITY TO CONDUCT OPERATIONS.

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

RISKS RELATED TO OUR STOCK

AN ACTIVE PUBLIC MARKET FOR OUR COMMON STOCK MAY NOT DEVELOP OR BE SUSTAINED, AND OUR COMMON STOCK MAY HAVE A VOLATILE PUBLIC TRADING PRICE.

         Our common stock commenced to trade on the Over-the-Counter Bulletin Board in July 2007. While we hope to establish a public market for our common stock, such a market may not develop or be sustained. As a result, our investors may not be able to sell their shares quickly or at the market price if trading in our stock is not active. If a public market does develop, the number of shares available for sale is, at least initially, anticipated to be limited. Therefore, the share price may be volatile.

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

ITEM 3.  CONTROLS AND PROCEDURES.

         As of June 30, 2007, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer (Principal Executive Officer), and the Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of June 30, 2007, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         There have been no changes in our internal control over financial reporting during the six months ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         Except as otherwise described below, during the period covered by this Report, we issued the following Company securities pursuant to Section 4(2) of the Securities Act of 1933 based upon the limited number of offerees, their relationship to the Company, their status as accredited investors, the amount of securities offered in each offering, the size of the respective offerings, and the manner of each offering: In each instance, the investor was provided with, or had access to, adequate information about the Company so as to be able to make an informed investment decision. Except as otherwise described below, the Company had a reasonable basis to believe that each investor was an "accredited investor," as such term is defined in Regulation D, and otherwise possessed the requisite sophistication in business matters.

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

         On June 18, 2007, we entered into a Second Modification Agreement with Charles H. DeVries pursuant to which a previously issued Promissory Note and Warrants were canceled, and a Promissory Note in the principal amount of $100,000 and warrants to purchase 1,000,000 shares of our common stock were issued to Mr. DeVries. The promissory note bears interest at 9% per annum, is unsecured and is finally due and payable on June 30, 2008. The warrants are exercisable through June 30, 2008 at an exercise price of $0.10 per share. The warrants contained a legend restricting transferability of the warrants and the shares underlying the warrants under the Securities Act of 1933.

ITEM 6.  EXHIBITS.

Exhibit
No.      Description                                          Location
-------  -----------                                          --------

10.16    Second Modification Agreement dated
         June 18, 2007     by and among Last Mile
         Logistics Group, Inc.,     Chesapeake
         Logistics, LLC and Charles H. DeVries                Filed herewith

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


                                    LAST MILE LOGISTICS GROUP, INC.


August 13, 2007                     By /s/ Regina R. Flood
                                       -------------------
                                    Regina R. Flood, Chairperson and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


August 13, 2007                     By /s/ Brian P. Flood
                                       ------------------
                                    Brian P. Flood, President, Chief Operating
                                    Officer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)