Form 10QSB
period 2007-09-30
Last Mile Logistics Group, Inc.
filed 2007-11-13
CIK 1379926

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

               For the quarterly period ended: September 30, 2007

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from: _____________ to _____________

                                 --------------
                         LAST MILE LOGISTICS GROUP, INC.
                         -------------------------------
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

                                 --------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.                                                 [X] Yes     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                       [ ] Yes     No [X]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 50,152,667 as of November 12, 2007

                                 --------------

Transitional Small Business Disclosure Format (check one):    [ ] Yes     No [X]

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


Condensed Consolidated Balance Sheet                                      Page 3

Condensed Consolidated Statements of Operations                           Page 4

Condensed Consolidated Statements of Cash Flows                           Page 5

Notes to the Condensed Consolidated Financial Statements                  Page 6

                LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets

                                                               (UNAUDITED)
                                                            SEPTEMBER 30, 2007  DECEMBER 31, 2006
                                                            ------------------  -----------------
ASSETS
  CURRENT ASSETS
      Cash and cash equivalents                                 $    18,427         $    73,972
      Accounts receivable, net                                      306,789             328,275
      Prepaid and other current assets                                9,662              18,129
                                                                -----------         -----------

          Total Current Assets                                      334,878             420,376
                                                                -----------         -----------

  PROPERTY & EQUIPMENT - NET                                         33,583              45,846
                                                                -----------         -----------

  OTHER ASSETS
      Deposits                                                       26,225              26,225
                                                                -----------         -----------

          Total Other Assets                                         26,225              26,225
                                                                -----------         -----------

          TOTAL ASSETS                                          $   394,686         $   492,447
                                                                ===========         ===========

                  LIABILITIES AND STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES
      Accounts payable                                          $    62,743         $    94,290
      Accrued expenses                                              310,175             161,392
      Current portion of long-term debt                             466,772             503,582
                                                                -----------         -----------

          Total Current Liabilities                                 839,690             759,264
                                                                -----------         -----------

  LONG-TERM LIABILITIES
      Long-term debt                                                208,429             263,193
      Note payable to related parties                               579,834             462,834
                                                                -----------         -----------

          Total Long-Term Liabilities                               788,263             726,027
                                                                -----------         -----------

          TOTAL LIABILITIES                                       1,627,953           1,485,291
                                                                -----------         -----------

  STOCKHOLDERS' DEFICIT
      Common stock, $.0001 par value; 100,000,000 shares
      authorized, 50,152,667 and  48,986,000 issued and
      outstanding, respectively                                       5,016               4,899
      Additional paid-in capital                                    248,088              72,191
      Accumulated deficit                                        (1,486,371)         (1,069,934)
                                                                -----------         -----------

          TOTAL STOCKHOLDERS' DEFICIT                            (1,233,267)           (992,844)
                                                                -----------         -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $   394,686         $   492,447
                                                                ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                LAST MILE LOGISTIC GROUP, INC. AND SUBSIDIARY
           Consolidated Statements of Operations
                        (Unaudited)

                                                             THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                             --------------------------------    -------------------------------
                                                                  2007             2006              2007               2006
                                                             ------------      ------------      ------------      ------------
NET SALES                                                    $    502,639      $    422,864      $  1,341,388      $  1,297,291

COST OF SALES
   Purchased transportation                                        90,016           102,215           210,308           294,186
   Wages and employee benefits                                    116,645            74,327           294,385           239,222
   Fuel                                                            33,488            31,890           101,119           101,941
   Vehicle lease and rental                                        22,191            22,487            63,840            86,031
   Other direct costs                                              16,587            23,991            89,082            80,728
                                                             ------------      ------------      ------------      ------------
      Total Cost of Sales                                         278,927           254,910           758,734           802,108
                                                             ------------      ------------      ------------      ------------

GROSS MARGIN                                                      223,712           167,954           582,654           495,183
                                                             ------------      ------------      ------------      ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and employee benefits                                 165,181            78,914           498,109           261,077
   Insurance                                                       15,749            18,400            57,956            81,833
   Rent                                                            34,602            25,795            97,488            69,799
   Professional fees                                               38,550            75,643           135,031           118,189
   Bad debt expense                                                10,653                --            19,196            39,000
   Facility expenses                                               10,684             8,992            27,777            31,051
   Employee recruiting costs                                        2,069             8,939             5,408            22,290
   Other                                                           42,853            62,382            90,490           117,777
                                                             ------------      ------------      ------------      ------------
      Total Selling, General and Administrative Expenses          320,341           279,065           931,455           741,016
                                                             ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                                              (96,629)         (111,111)         (348,801)         (245,833)
                                                             ------------      ------------      ------------      ------------

OTHER (INCOME) EXPENSES
   Interest expense                                                18,460            18,523            67,636            49,232
                                                             ------------      ------------      ------------      ------------
      Total Other (Income) Expenses                                18,460            18,523            67,636            49,232
                                                             ------------      ------------      ------------      ------------

NET LOSS BEFORE INCOME TAXES                                     (115,089)         (129,634)         (416,437)         (295,065)

PROVISION FOR INCOME TAXES                                             --                --                --                --
                                                             ------------      ------------      ------------      ------------

NET LOSS                                                     $   (115,089)     $   (129,634)     $   (416,437)     $   (295,065)
                                                             ============      ============      ============      ============

BASIC NET LOSS PER SHARE                                     $      (0.00)     $      (0.00)     $      (0.01)     $      (0.01)
                                                             ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                  50,152,667        44,992,603        50,152,667        44,992,603
                                                             ============      ============      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  LAST MILE LOGISTIC GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Nine months ended September 30,
                                                                         -------------------------------
                                                                               2007          2006
                                                                            ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $(416,437)     $(295,065)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation                                                          13,805         12,734
         Bad debt expense                                                      19,196         39,000
         Issuance of shares, options and warrants for services rendered         1,014         10,000

     Changes in assets and liabilities:
         Accounts receivable                                                    2,290        (77,807)
         Prepaids and other assets                                              8,467        (64,620)
         Accounts payable and accrued expenses                                117,236        (43,683)

                                                                            ---------      ---------
             Net Cash Used in Operating Activities                           (254,429)      (419,441)
                                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                        (1,542)       (15,969)

                                                                            ---------      ---------
             Net Cash Used in Investing Activities                             (1,542)       (15,969)
                                                                            ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                   175,000             --
     Proceeds from issuance of long-term debt                                      --        771,715
     Principal payments on long-term debt                                     (91,574)      (310,208)
     Proceeds from loan payable - related party                               125,000             --
     Payments on loan payable - related party                                  (8,000)       (34,960)

                                                                            ---------      ---------
             Net Cash Provided by Financing Activities                        200,426        426,547
                                                                            ---------      ---------

NET DECREASE IN CASH AND EQUIVALENTS                                          (55,545)        (8,863)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                      73,972         66,952
                                                                            ---------      ---------

CASH AND EQUIVALENTS, END OF PERIOD                                         $  18,427      $  58,089
                                                                            =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash payments for interest                                             $  37,782      $  44,351

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Issuance of shares, options and warrants for services rendered         $   1,014      $  10,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                               September 30, 2007

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Amended Form 10KSB filed on May 8, 2007. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The Company's financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in its Annual Report on Form 10-KSB for the year ended December 31, 2006, the Company has sustained losses and has relied on advances and loans from owners and sales of shares of its equity for operating capital. Additionally, the Company has sustained additional operating losses for the nine months ended September 30, 2007 of approximately $416,437. To support the Company's operations for the next year, management has plans to raise capital by a combination of debt and equity financing. There is no assurance, however, that these sources of capital will be timely obtained on acceptable terms.

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

From May 10, 2007 to September 7, 2007, the Company received $125,000 from officers of the Company, adding to the promissory note payable signed on December 5, 2006, with interest based on the prime rate.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

COSTS OF BEING REGISTERED UNDER THE SECURITIES EXCHANGE ACT OF 1934

         We recognize that there are substantial costs associated with our being registered under the Securities Exchange Act of 1934. Such costs include without limitation increased legal fees, audit and accounting fees, transfer agent fees and expenses, printing and mailing expenses, and salaries for additional in-house accounting personnel. As a result, our selling, general and administrative expenses have increased in 2007 as compared to prior years.

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

EXPENSES AS A PERCENTAGE OF SALES

         The following table sets forth for the periods indicated certain items from our consolidated statement of operations, expressed as a percentage of sales:

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
              Consolidated Statements of Operations - % of Revenue
                                   (Unaudited)

                                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                              ------------------       -----------------
                                                                2007        2006        2007        2006
                                                               -----       -----       -----       -----
NET SALES                                                      100.0%      100.0%      100.0%      100.0%

COST OF SALES
   Purchased transportation                                     17.9%       24.2%       15.7%       22.7%
   Wages and employee benefits                                  23.2%       17.6%       21.9%       18.4%
   Fuel                                                          6.7%        7.5%        7.5%        7.9%
   Vehicle lease and rental                                      4.4%        5.3%        4.8%        6.6%
   Other direct costs                                            3.3%        5.7%        6.6%        6.2%
                                                               -----       -----       -----       -----
      Total Cost of Sales                                       55.5%       60.3%       56.6%       61.8%
                                                               -----       -----       -----       -----

GROSS MARGIN                                                    44.5%       39.7%       43.4%       38.2%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and employee benefits                               32.9%       18.7%       37.1%       20.1%
   Insurance                                                     3.1%        4.4%        4.3%        6.3%
   Rent                                                          6.9%        6.1%        7.3%        5.4%
   Professional fees                                             7.7%       17.9%       10.1%        9.1%
   Bad debt expense                                              2.1%        0.0%        1.4%        3.0%
   Facility expenses                                             2.1%        2.1%        2.1%        2.4%
   Employee recruiting costs                                     0.4%        2.1%        0.4%        1.7%
   Other                                                         8.5%       14.8%        6.7%        9.1%
                                                               -----       -----       -----       -----
      Total Selling, General and Administrative Expenses        63.7%       66.0%       69.4%       57.1%
                                                               -----       -----       -----       -----

LOSS FROM OPERATIONS                                           (19.2)%     (26.3)%     (26.0)%     (18.9)%

OTHER (INCOME) EXPENSES
   Interest expense                                              3.7%        4.4%        5.0%        3.8%
                                                               -----       -----       -----       -----
      Total Other (Income) Expenses                              3.7%        4.4%        5.0%        3.8%
                                                               -----       -----       -----       -----

NET LOSS BEFORE INCOME TAXES                                   (22.9)%     (30.7)%     (31.0)%     (22.7)%

PROVISION FOR INCOME TAXES                                       0.0%        0.0%        0.0%        0.0%
                                                               -----       -----       -----       -----
NET LOSS                                                       (22.9)%     (30.7)%     (31.0)%     (22.7)%
                                                               =====       =====       =====       =====

THREE MONTHS ENDED SEPTEMBER 30, 2007
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

         For the three months ended September 30, 2007, LMLG had net sales of $502,639, as compared to net sales of $422,864 for the three months ended September 30, 2006, an increase of 18.8%. In the third quarter of 2007, deliveries of envelopes and small packages continued to decline, representing approximately 12% of net sales, compared to 16% in the second quarter of 2006. Freight revenue increased 24.0%, from $355,027 in 2006 to $440,353 in 2007. This increase in freight revenue can be attributed to nineteen new freight customers in 2007 with third quarter 2007 sales of $81,237. Despite the downturn in the U.S. economy, especially the declining housing market, we are seeing the positive impact of our sales initiatives and investment in operating resources. It is also our opinion that the continued outsourcing trend has contributed to our revenue increase.

         For the three months ended September 30, 2007, LMLG's cost of sales was $278,927, as compared to cost of sales of $254,910 for the three months ended September 30, 2006, which represents a decrease of 4.8% as a percentage of net sales for the respective periods. This improvement as a percentage of net sales can be attributed to more efficient management of routes, delivery crews and vehicles. Due to this improvement in operating costs management, the resulting gross margin increased from $167,954 in the third quarter of 2006 to $223,712 in the third quarter of 2007.

         For the three months ended September 30, 2007, LMLG had SG&A of $320,341, as compared to SG&A of $279,065 for the three months ended September 30, 2006, an increase of $41,276, or 14.8%. This increase in SG&A is primarily attributable to salaries paid to the officers of the company in 2007 under an employment agreement that were not paid in 2006, partially offset by additional costs in 2006 related to the relocation of the facility to its present location, as well as professional fees associated with initial costs to be registered under the Securities Exchange Act of 1934.

         For the three months ended September 30, 2007, LMLG had a net loss of $115,089, as compared to a net loss of $129,634 for the three months ended September 30, 2006. These losses are a reflection of the investment in the personnel and facilities necessary to manage the transition to and growth of our freight delivery business, along with the issues noted above.

NINE MONTHS ENDED SEPTEMBER 30, 2007
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

         For the nine months ended September 30, 2007, LMLG had net sales of $1,341,388, as compared to net sales of $1,297,291 for the nine months ended September 30, 2006, an increase of 3.4%. In the first three quarters of 2007, deliveries of envelopes and small packages continued to decline, representing approximately 11% of net sales, compared to 15% in the first three quarters of 2006, with a decline from 2006 to 2007 of $44,187. Despite the negative impact from ceasing to provide delivery services to certain retail locations of our 2006 largest customer (decline of $198,325 from first three quarters of 2006 to first three quarters of 2007), freight revenue increased 7.8%, from $1,107,423 in 2006 to $1,194,401 in 2007. This increase in freight revenue can be largely attributed to 19 new freight customers in 2007 with first three quarters' 2007 sales of $131,247. It is also our opinion that the weakened U.S. economy in 2007, especially the declining housing market, had a negative impact on the purchase of heavy consumer goods, and thus negatively impacted our sales.

         For the nine months ended September 30, 2007, LMLG's cost of sales was $758,734, as compared to cost of sales of $802,108 for the nine months ended September 30, 2006, a decrease of 5.5%. This decrease is primarily attributable to a reduction in vehicle rental costs, damage claims and temporary labor. This reduction in cost of sales, amounting to $43,374, can be attributed to more efficient management of routes, delivery crews and vehicles. Due to this improvement in operating costs management, the resulting gross margin increased from $495,183 in the first nine months of 2006 to $582,654 in the first nine months of 2007, with gross margin as a percentage of net sales increasing from 38.2% in 2006 to 43.4% in 2007.

         For the nine months ended September 30, 2007, LMLG had SG&A of $931,455, as compared to SG&A of $741,016 for the nine months ended September 30, 2006, an increase of $190,439, or 25.7%. This increase in SG&A is primarily attributable to the following:

         1. We experienced increased costs for salaries and employee benefits, for new personnel required to operate the expanding freight delivery customer base and projected growth in business, along with employment agreements with two officers of the Company. This additional personnel contributed to the improved gross margin in the first three quarters of 2007.

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

         For the nine months ended September 30, 2007, LMLG had a net loss of $416,437, as compared to a net loss of $295,065 for the nine months ended September 30, 2006. These losses are a reflection of the investment in the personnel and facilities necessary to manage the transition to and growth of our freight delivery business, along with all the issues noted above.

         At September 30, 2007, LMLG had current assets of $334,878 and current liabilities of $839,690, resulting in a working capital deficit of $504,812. These deficiencies again are a reflection of the investment in the personnel and facilities necessary to manage the growth of our freight delivery business, along with financing the costs incurred with our reverse acquisition transaction and our registration under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

         We are experiencing substantial cash flow difficulties and we anticipate that we will continue to experience cash flow difficulties for some time. As a result, we have no present plans to make any material capital expenditures. At September 30, 2007, we had a working capital deficit of $504,812. Although no assurances can be given, we believe that our working capital will improve as net sales derived from the delivery of freight increase. In addition, although no assurances can be given, we believe that we may be able to secure equity and/or debt financing. In March 2007, we secured a total of $175,000 of equity investment in the Company. In the third quarter of 2007, the Company received related party debt proceeds of $75,000 from the officers of the Company.

         With our transition to a freight delivery business, we have experienced greater pricing variables and service requirements. This has contributed to an increase in receivables aging, which, in turn, has had a negative impact on our liquidity. We believe that we can improve our cash flow through more diligent review of billing and more stringent collection of receivables.

However, if we fail for any reason to do so, then an increase in receivables aging may have a material adverse effect upon our working capital and liquidity.

         We have utilized existing lines of credit to fund our working capital needs through the first three quarters of 2007. At September 30, 2007, the current portion of our long-term debt was $466,772, our long-term debt was $208,429 and our notes payable to related parties was $579,834. We believe that we will generate sufficient operating capital through operations to meet our debt service requirements and to maintain our business at its present level. However, if we fail for any reason to repay any of our loans on a timely basis, then we may have to curtail our business sharply or cease our operations altogether.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT RETURN TO PROFITABILITY.

         For the nine months ended September 30, 2007, we had net sales of $1,341,388, as compared to net sales of $1,297,291 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, we incurred a net loss of $416,437, as compared to a net loss of $295,065 for the nine months ended September 30, 2006. At September 30, 2007, we had a stockholders' deficit of $1,233,267 and a working capital deficit of $504,812. We expect to sustain a loss for the year ended December 31, 2007.

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

OUR AVAILABLE CASH IS LIMITED. WE MAY NEED TO RAISE ADDITIONAL CAPITAL.

         At September 30, 2007, we had a stockholders' deficit of $1,233,267. At September 30 2007, we had current assets of $334,878 and current liabilities of $839,690, resulting in a working capital deficit of $504,812. At September 30, 2007, the current portion of our long-term debt was $466,772, our long-term debt was $208,429 and our notes payable to related parties was $579,834. We believe that we will generate sufficient operating capital through operations to meet our debt service requirements and to maintain our business at its present level. However, if we fail for any reason to repay any of our loans on a timely basis, then we may have to curtail our business sharply or cease our operations altogether.

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

OUR FINANCIAL STATEMENTS ARE SUBJECT TO A "GOING CONCERN" QUALIFICATION.

         Our financial statements appearing in our Annual Report on Form 10-KSB for the year ended December 31, 2006 were prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate capital and revenue resources to enable us to return to profitable operations. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon our making additional sales and ultimately returning to profitable operations. No assurances can be made that we will be successful in these activities. Should any of these events not occur, our financial statements will be materially and adversely affected.

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

         We are dependent upon a limited number of large customers that account for a significant portion of our revenues. We lack a diverse customer base and are dependent upon a small number of significant customers. The loss of one or more of such major customers, or a material reduction in services performed for such customers, would likely have a material adverse effect on our financial condition and results of operations, such as a significant reduction in our revenues and net income.

         For the nine months ended September 30, 2007, two customers generated revenues in excess of 10% of the Company's total consolidated revenues. Revenues from these customers totaled $367,354 and $280,304, or 27.4% and 20.9%, respectively.

         Sales in the first three quarters of 2007 were negatively impacted by our ceasing to provide delivery services to certain retail locations of our 2006 largest customer (a decline of $198,325 from first three quarters of 2006 to first three quarters of 2007).

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

         We must maintain and enhance our information technology systems to remain competitive and effectively handle higher volumes of freight. We expect our customers to continue to demand more sophisticated, fully integrated information systems from us. If we are unable to maintain and enhance our information systems to handle our freight volumes and meet the demands of our customers, then our business and results of operations will be adversely affected. In addition, if our information systems are unable to handle higher freight volumes and increased logistics services, then our service levels and operating efficiency may decline. This may lead to a loss of customers and a decline in the volume of freight received from customers, which may in turn have a material adverse effect on our financial condition and results of operations, such as a significant reduction in our revenues and net income.

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

VARIOUS ANTI-TAKOVER PROVISIONS ARE CONTAINED IN OUR AMENDED AND RESTATED ARTICLES OF INCORPORATION AND OUR AMENDED AND RESTATED BYLAWS. AS A RESULT, ANY TAKEOVER OF THE COMPANY MAY BE DELAYED OR DISCOURAGED AND THE ABILITY OF THE SHAREHOLDERS TO CHANGE THE DIRECTION AND MANAGEMENT OF THE COMPANY MAY BE DELAYED OR LIMITED.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As of September 30, 2007, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer (Principal Executive Officer), and the Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of September 30, 2007, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

         It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                           PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

         On February 19, 2007, in order to induce an individual to become an employee of LMLG, LMLG granted to him options to purchase 1,000,000 shares of its common stock. The options were granted at an exercise price of $0.10 per share. 250,000 options vest on February 18, 2008, an additional 250,000 options vest on February 18, 2009, an additional 250,000 options vest on February 18, 2010, and an additional 250,000 options vest on February 18, 2011. Vested options may be exercised at any time through February 18, 2017.

         On March 14, 2007, a private individual acquired 1,000,000 shares of common stock of LMLG for cash in the amount of $150,000. The certificate representing shares of common stock of LMLG contained a legend restricting transferability under the Securities Act of 1933.

         On March 22, 2007, a second private individual acquired 166,667 shares of common stock of LMLG for cash in the amount of $25,000. The certificate representing shares of common stock of LMLG contained a legend restricting transferability under the Securities Act of 1933.

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


                                  LAST MILE LOGISTICS GROUP, INC.


November 12, 2007                  By /s/Regina R. Flood
                                      ------------------
                                   Regina R. Flood, Chairperson and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


November 12, 2007                  By /s/Brian P. Flood
                                      -----------------
                                   Brian P. Flood, President, Chief Operating
                                   Officer and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)