Form 10KSB
period 2007-12-31
Last Mile Logistics Group, Inc.
filed 2008-04-07
CIK 1379926

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
For the fiscal year ended December 31, 2007

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

       Securities registered under Section 12(b) of the Exchange Act: None

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

         The Registrant's revenues for its most recent fiscal year are:
$1,941,627.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last bid and ask price was approximately $804,320.

         The Registrant had 50,352,667 shares of common stock outstanding as of March 31, 2008.

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

         Chesapeake Logistics was founded as a limited liability company in Arnold, Maryland in November 1997. Initially, it was a consulting firm focused on improving its clients' supply chain and logistics strategies and practices. In September 2000, Chesapeake Logistics acquired the assets and business of Boyle Enterprises, Inc. d/b/a U.S. Couriers, a provider of same-day and scheduled courier services in the Washington, DC area.

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

GOING CONCERN

         Our financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent auditor has expressed substantial doubt as to our ability to continue as a going concern. As shown in the financial statements, for the year ended December 31, 2007, we had net sales of $1,941,627, as compared to net sales of $1,708,726 for the year ended December 31, 2006. For the year ended December 31, 2007, we incurred a net loss of $631,477, as compared to a net loss of $1,283,277 for the year ended December 31, 2006.

         At December 31, 2007, we had a stockholders' deficit of $1,447,970. At December 31 2007, we had current assets of $417,464 and current liabilities of $1,074,930, resulting in a working capital deficit of $657,466.

         We have utilized existing lines of credit and related party investments to fund our working capital needs in 2007. At December 31, 2007, the current portion of our long-term debt was $466,632, our long-term debt was $843,186 which includes notes payable to related parties of $612,834. We believe that we will generate sufficient operating capital through operations to meet our debt service requirements and to maintain our business at its present level. However, if we fail for any reason to repay any of our loans on a timely basis, then we may have to curtail our business sharply or cease our operations altogether.

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

         Once all the deliveries are completed, the delivery crew returns the vehicle to our facility. At our facility, the delivery crew disposes of all trash by placing it into our on-site compactor and brings any merchandise remaining on the truck inside our facility. The dispatcher records the inbound items on to the warehouse inventory log. The driver will then park the vehicle for the night and submit to the dispatcher all PODs, a manifest showing all delivery times and locations for the day, and any other relevant paperwork.

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

         At present, we have approximately 60 customers. For the year ended December 31, 2007, two customers generated revenues in excess of 10% of the Company's total consolidated revenues. Revenues from these customers totaled $490,482 and $242,044, respectively, or 25.3% and 12.5%, respectively, of total consolidated revenues. For the year ended December 31, 2006, two customers generated revenues in excess of 10% of the Company's total consolidated revenues. Revenues from these customers totaled $464,453 and $397,736, respectively, or 27.2% and 23.3% of total consolidated revenues, respectively.

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

DELIVERY VEHICLES

         At present, in order to make deliveries, we utilize seven leased trucks. All of our trucks are leased from Ryder Truck Rental, Inc. Under our full service lease arrangement, Ryder Truck Rental, Inc. leases, washes, maintains on a regular schedule and provides liability insurance on all of our leased vehicles.

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

EMPLOYEES

         At present, we employ thirty persons on a full time basis. Our full time employees include our Chairman of the Board and Chief Executive Officer and our President and Chief Operating Officer. We believe our relations with our employees to be excellent.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT RETURN TO PROFITABILITY.

         For the year ended December 31, 2007, we had net sales of $1,941,627, as compared to net sales of $1,708,726 for the year ended December 31, 2006. For the year ended December 31, 2007, we incurred a net loss of $631,477, as compared to a net loss of $1,283,277 for the year ended December 31, 2006. At December 31, 2007, we had a stockholders' deficit of $1,447,970 and a working capital deficit of $657,466. We expect to sustain a loss for 2008.

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

OUR AVAILABLE CASH IS LIMITED. WE MAY NEED TO RAISE ADDITIONAL CAPITAL.

         At December 31, 2007, we had a stockholders' deficit of $1,447,970. At December 31 2007, we had current assets of $417,464 and current liabilities of $1,074,930, resulting in a working capital deficit of $657,466. At December 31, 2007, the current portion of our long-term debt was $466,632, our long-term debt was $843,186 which includes notes payable to related parties of $612,834. We believe that we will generate sufficient operating capital through operations to meet our debt service requirements and to maintain our business at its present level. However, if we fail for any reason to repay any of our loans on a timely basis, then we may have to curtail our business sharply or cease our operations altogether.

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

         For the year ended December 31, 2007, two customers generated revenues in excess of 10% of the Company's total consolidated revenues. Revenues from these customers totaled $490,482 and $242,044, respectively, or 25.3% and 12.5%, respectively, of total consolidated revenues. For the year ended December 31, 2006, two customers generated revenues in excess of 10% of the Company's total consolidated revenues. Revenues from these customers totaled $464,453 and $397,736, respectively, or 27.2%, and 23.3% of total consolidated revenues, respectively.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         We lease from an unaffiliated party approximately 21,000 square feet of office and warehouse space located at 6675 Amberton Drive, Elkridge, Maryland 21075 for a monthly rental of approximately $10,364. The term of the lease is for a period of eighty-six months, commencing as of June 1, 2006.

ITEM 3.  LEGAL PROCEEDINGS.

         We have not been a party to and none of our property has been or is subject to any pending or threatened material legal, governmental, administrative or judicial proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the shareholders during the fourth quarter of the fiscal year ended December 31, 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

TRADING MARKET

         Since July 2007, our common stock has traded on the Over-the-Counter Bulletin Board or OTCBB under the symbol "LMLG." Prior to that time, it did not trade in a public market.

         The following table sets forth certain information with respect to the high and low bid prices of the Company's common stock for the fiscal year ended December 31, 2007.

QUARTER ENDED                       HIGH BID                  LOW BID
-------------                       --------                  -------
September 30, 2007                    .85                       .00

December 31, 2007                     .40                       .30

         The quotations reflect interdealer prices without retail markup, markdown, or a commission, and may not necessarily represent actual transactions.

HOLDERS

         As of March 31, 2008, there were 604 shareholders of record of LMLG.

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

RECENT SALES OF UNREGISTERED SECURITIES

         Except as otherwise described below, during 2007, we issued the following Company securities pursuant to Section 4(2) of the Securities Act of 1933 based upon the limited number of offerees, their relationship to the Company, their status as accredited investors, the amount of securities offered in each offering, the size of the respective offerings, and the manner of each offering: In each instance, the investor was provided with, or had access to, adequate information about the Company so as to be able to make an informed investment decision. Except as otherwise described below, the Company had a reasonable basis to believe that each investor was an "accredited investor," as such term is defined in Regulation D, and otherwise possessed the requisite sophistication in business matters.

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

         On January 14, 2008, Agoracom International Enterprises Corp. acquired 200,000 shares of common stock of LMLG in consideration of services valued at $30,000. The certificate representing shares of common stock of LMLG contained a legend restricting transferability under the Securities Act of 1933.

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

COSTS OF BEING REGISTERED UNDER THE SECURITIES EXCHANGE ACT OF 1934

         We recognize that there are substantial costs associated with our being registered under the Securities Exchange Act of 1934. Such costs include without limitation increased legal fees, audit and accounting fees, transfer agent fees and expenses, printing and mailing expenses, and salaries for additional in-house accounting personnel. As a result, our selling, general and administrative expenses increased in 2007 as compared to prior years. We expect those costs to continue in 2008.

         At present, we are unable to absorb these additional costs, and we expect that these additional costs will have a detrimental effect upon our financial results. While no assurances can be given, it is our belief that these increased costs will be absorbed eventually by increased revenues.

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

EXPENSES AS A PERCENTAGE OF SALES

         The following table sets forth for the periods indicated certain items from our consolidated statement of operations, expressed as a percentage of sales:

                                                YEAR ENDED DECEMBER 31,
                                              -------------------------
                                               2007                 2006
                                              -----                -----
Sales                                         100.0%               100.0%

Cost of sales:
     Purchased transportation                  13.8%                21.5%
     Wages and employee benefits               21.4%                18.8%
     Fuel                                       7.8%                 8.0%
     Vehicle lease and rental                   5.0%                 6.7%
     Other                                     11.5%                 8.8%
                                              -----                -----

         Cost of sales                         59.5%                63.8%
                                              -----                -----

Gross margin                                   40.5%                36.2%

Selling, general and administrative:
     Salaries and employee benefits            19.1%                17.1%
     Officers' compensation                    14.5%                 7.7%
     Insurance                                  4.4%                 6.6%
     Rent                                       6.9%                 6.8%
     Professional fees                         11.3%                12.0%
     Bad debt expense                           2.4%                 3.1%
     Facility expenses                          1.7%                 2.2%
     Employee recruiting costs                  0.4%                 1.9%
     Relocation expense                         0.0%                 2.3%
     Other                                      7.0%                 5.6%
                                              -----                -----

         Selling, general and administrative   67.7%                65.3%
                                              -----                -----

Other operating losses:
     Loss on impairment of goodwill             0.0%                40.9%
     Loss on sale of assets                     0.0%                 0.5%
                                              -----                -----
         Other operating losses                 0.0%                41.4%
                                              -----                -----

Loss from Operations                          (27.2)%              (70.5)%

Interest expense                                5.3%                 4.6%
                                              -----                -----

Net loss                                      (32.5)%              (75.1)%
                                              =====                =====

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

         For the years ended December 31, 2007, we had net sales of $1,941,627, as compared to net sales of $1,708,726 for the year ended December 31, 2006, an increase of 13.6%. Throughout both 2007 and 2006, deliveries of envelopes and small packages continued to decline. This decrease in courier revenues was more than offset by sales generated from the addition of new customers, along with increased business from our two largest freight customers.

         For the year ended December 31, 2007, our cost of sales was $1,154,525, as compared to cost of sales of $1,090,061 for the year ended December 31, 2006, an increase of 5.9%. This increase is primarily attributable to the increase in net sales. While the cost of sales increased from 2006 to 2007, the resulting gross margin as a percentage of net sales increased from 36.2% in 2006 to 40.5% in 2007. This improvement can be attributed the following factors:

         1. The continued shift from purchased transportation to employee delivery crews reduced purchased transportation expense while it increased employee wages. However, when combined with more efficient route management, the result was an overall decrease in combined purchased transportation and employee wage expenses as a percentage of revenues.

         2. Fuel expense and vehicle lease and rental costs declined as a percentage of sales primarily due to more efficient route management. These benefits were offset by an increase in other direct cost, which includes vehicle maintenance.

         For the year ended December 31, 2007, we had SG&A of $1,315,788, as compared to SG&A of $1,116,102 for the year ended December 31, 2006, an increase of $199,686 or 17.9%. This increase in SG&A is attributable to the following:

         1. We experienced increased costs for salaries and employee benefits for new personnel required to operate the expanding freight delivery business.

         2. We experienced an increase in officer compensation as a result of our having a full year of employment agreements with our two executive officers.

         3. We experienced decreased insurance costs as a result of improved experience ratings for workers compensation and liability insurance.

         4. We experienced higher facility rental costs and associated facility expenses due to having a full year of the lease of new warehouse facility, entered into in July, 2006, in order to adequately service the planned expansion of our freight delivery business.

         5. We experienced an increase in professional fees primarily from increased investor relations and marketing activities.

         6. We experienced a decrease in bad debt expense due largely to increased collection efforts. We continuously monitor the status of aging receivables through communication with our customers, including sending customer statements detailing unpaid invoices. We evaluate the adequacy of our allowance for doubtful accounts on a quarterly basis.

         7. In 2006 we experienced relocation expenses as the result of moving our warehouse and office facilities from Beltsville, Maryland to a larger facility in Elkridge, Maryland. There were no costs associated with that relocation in 2007.

         8. We experienced an increase in other SG&A costs, largely attributable to computer consulting services related to the implementation effort of new dispatch and billing software.

         For the year ended December 31, 2006, we recorded a loss on impairment of goodwill of $698,320, the full value of previously recorded goodwill associated with the acquisition of U.S. Couriers by Chesapeake Logistics in 2000. This estimate of goodwill impairment was based on the Company's negative cash flows and recurring loses from operations, and associated substantial doubt as to the Company's ability to continue as a going concern.

         For the year ended December 31, 2007, we had a net loss of $631,477, as compared to a net loss of $1,283,277 for the year ended December 31, 2006. This is primarily a reflection of the costs we have encountered in managing the transition to and growth of our freight delivery business, as well as the other matters described herein.

         At December 31, 2007, we had a stockholders' deficit of $1,447,970. At December 31 2007, we had current assets of $417,464 and current liabilities of $1,074,930, resulting in a working capital deficit of $657,466. This again reflects the increased costs we have encountered in managing the growth of our freight delivery business.

LIQUIDITY AND CAPITAL RESOURCES

         We are experiencing substantial cash flow difficulties and we anticipate that we will continue to experience cash flow difficulties for some time. As a result, we have no present plans to make any material capital expenditures. At December 31, 2007, we had a working capital deficit of $657,466. Although no assurances can be given, we believe that our working capital will improve as net sales derived from the delivery of freight increase. In addition, although no assurances can be given, we believe that we may be able to secure equity and/or debt financing.

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

         We have utilized existing lines of credit and related party debt to fund our working capital needs in 2006 and 2007. At December 31, 2007, the current portion of our long-term debt was $466,632, our long-term debt was $843,186 which includes notes payable to related parties of $612,834. We believe that we will generate sufficient operating capital through operations to meet our debt service requirements and to maintain our business at its present level. However, if we fail for any reason to repay any of our loans on a timely basis, then we may have to curtail our business sharply or cease our operations altogether.

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

ITEM 7.  FINANCIAL STATEMENTS.

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheet at December 31, 2007

         Consolidated Statements of Operations for the years ended December 31, 2007 and December 31, 2006

         Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2007 and December 31, 2006

         Consolidated Statements of Cash Flow for the years ended December 31, 2007 and December 31, 2006

         Notes to the Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Last Mile Logistics Group, Inc. and Subsidiary
Elkridge, Maryland

We have audited the accompanying consolidated balance sheet of Last Mile Logistics Group, Inc. and Subsidiary as of December 31, 2007 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Last Mile Logistics Group, Inc. and Subsidiary as of December 31, 2007 and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Bouwhuis, Morrill & Company
    ---------------------------
Bouwhuis, Morrill & Company
Layton, Utah
March 24, 2008

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet

                                                               DECEMBER 31, 2007
                                                               -----------------
                                     ASSETS
    CURRENT ASSETS
        Cash and cash equivalents                                   $    21,390
        Accounts receivable, net (Note 2)                               386,564
        Prepaid and other current assets                                  9,510
                                                                    -----------

            Total Current Assets                                        417,464
                                                                    -----------

    PROPERTY & EQUIPMENT - NET (Note 2)                                  31,157
                                                                    -----------

    OTHER ASSETS
        Deposits                                                         21,525
                                                                    -----------

            Total Other Assets                                           21,525
                                                                    -----------

            TOTAL ASSETS                                            $   470,146
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
    CURRENT LIABILITIES
        Accounts payable                                            $   198,491
        Accrued expenses                                                409,807
        Current portion of long-term debt (Note 5)                      466,632
                                                                    -----------

            Total Current Liabilities                                 1,074,930
                                                                    -----------

    LONG-TERM LIABILITIES
        Long-term debt (Note 5)                                         230,352
        Note payable to related parties (Note 4)                        612,834
                                                                    -----------

            Total Long-Term Liabilities                                 843,186
                                                                    -----------

            TOTAL LIABILITIES                                         1,918,116
                                                                    -----------

    STOCKHOLDERS' DEFICIT
        Common stock, $.0001 par value; 100,000,000 shares
        authorized, 50,152,667 issued and outstanding                     5,016
        Additional paid-in capital                                      248,425
        Accumulated deficit                                          (1,701,411)
                                                                    -----------

            TOTAL STOCKHOLDERS' DEFICIT                              (1,447,970)
                                                                    -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $   470,146
                                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated finncial statements.

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations

                                                               YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                               2007             2006
                                                           ------------    ------------
NET SALES                                                  $  1,941,627    $  1,708,726

COST OF SALES
   Purchased transportation                                     267,842         367,628
   Wages and employee benefits                                  414,663         320,431
   Fuel                                                         151,403         137,169
   Vehicle lease and rental                                      98,050         114,241
   Other direct costs                                           222,567         150,592
                                                           ------------    ------------
      Total Cost of Sales                                     1,154,525       1,090,061
                                                           ------------    ------------

GROSS MARGIN                                                    787,102         618,665
                                                           ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and employee benefits                               654,210         425,316
   Insurance                                                     85,252         113,294
   Rent                                                         133,511         115,755
   Professional fees                                            220,641         204,507
   Bad debt expense                                              46,432          53,028
   Facility expenses                                             33,729          37,517
   Employee recruiting costs                                      7,025          31,713
   Relocation expenses                                               --          39,414
   Other                                                        134,988          95,558
                                                           ------------    ------------
      Total Selling, General and Administrative Expenses      1,315,788       1,116,102
                                                           ------------    ------------

OTHER OPERATING LOSSES
   Loss on impairment of goodwill                                    --         698,320
   Loss on sale of assets                                            --           8,015
                                                           ------------    ------------
      Total Other (Income) Expenses                                  --         706,335
                                                           ------------    ------------

LOSS FROM OPERATIONS                                           (528,686)     (1,203,772)
                                                           ------------    ------------

INTEREST EXPENSE                                                102,791          79,505
                                                           ------------    ------------

NET LOSS BEFORE INCOME TAXES                                   (631,477)     (1,283,277)

PROVISION FOR INCOME TAXES                                           --              --
                                                           ------------    ------------

NET LOSS                                                   $   (631,477)   $ (1,283,277)
                                                           ============    ============

BASIC NET LOSS PER SHARE                                   $      (0.01)   $      (0.03)
                                                           ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                49,894,219      45,975,452
                                                           ============    ============

              The accompanying notes are an integral part of these
                       consolidated finncial statements.

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                Consolidated Statements of Stockholders' Deficit
                 For the Years Ended December 31, 2007 and 2006

                                                  COMMON STOCK          ADDITIONAL
                                           -------------------------      PAID-IN     ACCUMULATED
                                              SHARES        AMOUNT        CAPITAL       DEFICIT
                                           -----------   -----------   -----------    -----------
Balance, December 31, 2005                  43,650,000   $     4,365   $   185,465    $   213,343

Common stock issued in exchange
for services rendered                        1,350,000           135         9,865             --

Recapitalization of Chesapeake Logistics
LLC through reverse merger with Last
Mile Logistics Group, Inc.                   3,986,000           399      (125,399)            --

Stock options and warrants issued                   --            --         2,260             --

Net loss for the year ended
December 31, 2006                                   --            --            --     (1,283,277)
                                           -----------   -----------   -----------    -----------

Balance, December 31, 2006                  48,986,000         4,899        72,191     (1,069,934)

Common stock issued for cash                 1,166,667           117       174,883             --

Stock options and warrants issued                   --            --         1,351             --

Net loss for the year ended
December 31, 2007                                   --            --            --       (631,477)

                                           -----------   -----------   -----------    -----------
Balance, December 31, 2007                  50,152,667   $     5,016   $   248,425    $(1,701,411)
                                           ===========   ===========   ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated finncial statements.

                  LAST MILE LOGISTIC GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                            YEAR ENDED DECEMBER 31,
                                                                          --------------------------
                                                                              2007          2006
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $  (631,477)   $(1,283,277)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation                                                          18,190         16,876
         Loss on impairment of goodwill                                            --        698,320
         Bad debt expense                                                      46,432         53,028
         Loss on sale of assets                                                    --          8,015
         Issuance of shares, options and warrants for services rendered         1,351         12,260

     Changes in assets and liabilities:
         Accounts receivable                                                 (104,721)      (110,404)
         Prepaids and other assets                                             13,319         19,112
         Accounts payable and accrued expenses                                352,616        103,447
                                                                          -----------    -----------
             Net Cash Used in Operating Activities                           (304,290)      (482,623)
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                        (3,501)       (24,095)

                                                                          -----------    -----------
             Net Cash Used in Investing Activities                             (3,501)       (24,095)
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                   175,000             --
     Proceeds from issuance of long-term debt                                  40,875        430,000
     Principal payments on long-term debt                                    (110,666)      (344,136)
     Proceeds from loan payable - related party                               158,000        462,834
     Payments on loan payable - related party                                  (8,000)       (34,960)

                                                                          -----------    -----------
             Net Cash Provided by Financing Activities                        255,209        513,738
                                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                               (52,582)         7,020

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                      73,972         66,952
                                                                          -----------    -----------

CASH AND EQUIVALENTS, END OF PERIOD                                       $    21,390    $    73,972
                                                                          ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash payments for interest                                           $    37,782    $    60,047
     Cash payments for income taxes                                       $        --    $        --

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Issuance of shares, options and warrants for services rendered       $     1,014    $    10,000

              The accompanying notes are an integral part of these
                       consolidated finncial statements.

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 2007

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements. The following policies are considered to be significant:

         a. Basis of Consolidation

         The consolidated financial statements include the operations of the Company from October 2, 2006 to December 31, 2007 and the operations of its wholly owned subsidiary, Chesapeake Logistics LLC (accounting acquirer) from its inception. Significant intercompany balances and transactions have been eliminated upon consolidation.

         b. Accounting Method

         The Company recognizes income and expenses based on the accrual method of accounting. Accordingly, revenues are recognized when earned and expenses are recognized when incurred. The Company has elected a December 31 year-end.

         c. Cash and Cash Equivalents

         Cash equivalents are generally comprised of certain highly liquid investments with original maturities of less than three months.

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

         d. Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         e. Revenue Recognition Policy

         Revenue is recognized upon delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is not recognized until persuasive evidence of an arrangement exists. Advance customer payments are recorded as deferred revenue until such time as they are recognized. Returns or discounts, if any, are netted against gross revenues. For the years ended December 31, 2007 and 2006, sales are reported net of the allowance for returns and discounts of $-0-. Products delivered are not warranted by the Company and may be subject only to warranties that may be provided by the product manufacturer.

         f. Allowance for Doubtful Accounts

         Accounts receivable are recorded net of the allowance for doubtful accounts. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer's financial condition, general economic trends, age of receivables, and management judgment. As of December 31, 2007, allowance for doubtful accounts was $87,467. Bad debt expense was $46,432 and $53,028, for the years ended December 31, 2007 and 2006, respectively.

         g. Property and Equipment

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

                                                       LIFE    DECEMBER 31, 2007
                                                     -------   -----------------
                 Vehicles                            5 Years       $ 61,630
                 Furniture & Fixtures                5 Years       $  4,460
                 Computer Equipment                  3 Years       $ 17,280
                 Software                            3 Years       $ 19,000
                 Leasehold Improvements              5 Years       $ 22,526
                                                                   --------
                 Total Cost                                        $124,896
                 Less - Accumulated Depreciation                   $(93,739)
                                                                   --------

                 Net Property and Equipment                        $ 31,157
                                                                   ========

         Depreciation expense for the years ended December 31, 2007 and 2006 was $18,190 and $16,876, respectively.

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

         h. Recent Accounting Pronouncements

         In February 2007, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 159"). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted. We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

         In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) replaces SFAS No. 141, "Business Combinations", but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The impact of SFAS 141(R) will have on our consolidated financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS 141(R).

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company's balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years; early adoption is not permitted. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

         i.  Income Taxes

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

         At December 31, 2007, the Company had net operating loss carryforwards of $1,060,687, that may be offset against future taxable income through 2027. No tax benefits have been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

         At December 31, 2007, the Company had a related party note payable of $612,834, which represents advances made by officers of the Company, and evidenced by a promissory note signed on December 5, 2006, with interest effective January 1, 2006 and based on the prime rate. The principal and interest on this note are payable in full by the Company on January 2, 2009, with accrued interest as of December 31, 2007 amounting to $51,537. From May 10, 2007 to November 1, 2007, the Company received $158,000 from officers of the Company, adding to the promissory note payable signed on December 5, 2006, with interest based on the prime rate.

         The Company made payments for officer compensation of $175,000 and $56,970 for years ended December 31, 2007 and December 31, 2006, respectively, and owed an additional $156,731 for officer compensation as of December 31, 2007.

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 2007

NOTE 4 - RELATED PARTY TRANSACTIONS (continued)

         On October 2, 2006, the Company entered into five year employment agreements with its two executive officers, Regina R. Flood and Brian
         P. Flood. The agreements were amended effective October 1, 2007 modifying the term and salary of the original agreements. The term of the agreements is now six years expiring on September 30, 2012. Pursuant to the employment agreement with Regina R. Flood, Ms. Flood serves as Chairman of the Board and Chief Executive Officer of the Company at an annual salary of $175,000 per annum and amended to $75,000 per annum. Her salary is adjusted annually in accordance with changes in the cost of living index. Ms. Flood is entitled to receive performance bonuses as may from time to time be determined by the Board of Directors and certain fringe benefits. Ms. Flood is subject to non-competition and confidentiality requirements. Pursuant to the employment agreement with Brian P. Flood, Mr. Flood serves as President, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Secretary of the Company at an annual salary of $125,000 per annum and amended to $75,000 per annum. His salary is adjusted annually in accordance with changes in the cost of living index. Mr. Flood is entitled to receive performance bonuses as may from time to time be determined by the Board of Directors and certain fringe benefits. Mr. Flood is subject to non-competition and confidentiality requirements.

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

NOTE 5 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                      DECEMBER 31, 2007
                                                      -----------------

         Note payable to Wachovia SBA Lending, Inc. (a)   $ 276,659

         Credit line payable to M&T Bank (b)                180,000

         Note payable to James Rose (c)                      75,000

         Note payable to Charles Devries (d)                100,000

         Vehicle loans with Ford Credit (e)                  10,971

         Credit Line with Zions Bank (f)
                                                             40,875

         Credit line with American Express (g)               13,479
                                                          ---------

         Total debt                                         696,984

         Less: current portion                             (466,632)
                                                          ---------

         Long-Term Debt                                   $ 230,352
                                                          =========

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 2007

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

         (f) On November 17, 2007, the Company entered into an unsecured line of credit with Zions Bank for $50,000, with a variable interest rate of 2.0% over the prime rate published by the Wall Street Journal.

         (g) On March 17, 2005, the Company entered into an unsecured line of credit with American Express for $20,000, with a variable interest rate of 1.99% over the prime rate published by the Wall Street Journal.

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 2007

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

         As of December 31, 2007, warrants exercisable into 3,000,000 shares of common stock were outstanding, which could potentially dilute net loss or income per share in the future.

                                                                     DECEMBER 31,
                                                             ----------------------------
                                                                 2007             2006
                                                             ------------    ------------
         Net loss (numerator)                                $   (631,477)   $ (1,283,277)

         Weighted average shares outstanding (denominator)     49,894,219      45,975,452

         Loss per share amount                               $      (0.01)   $      (0.03)

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 2007

NOTE 8 - STOCK OPTIONS AND WARRANTS

         The Company has adopted FASB Statement 123(R), "Share-Based Payments" ("SFAS No. 123R") to account for its stock options and warrants. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The assumptions used to calculate the fair value of options and warrants granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. The fair value of the employee stock options and stock warrants granted during 2007 was calculated using the following assumptions: dividend yield of zero percent for all years; expected volatility of 21.0 percent; risk-free interest rate of 5.25 percent; and, expected life of
         5.0 years.

         Employee Stock Options
         ----------------------

         The following tables summarize the information regarding employee stock options at December 31, 2007:

                                                                            EMPLOYEE
                                                                          STOCK OPTIONS
                                                                            ---------
         Outstanding December 31, 2006                                      2,000,000

         Granted                                                            1,000,000

         Cancelled                                                                 --

         Exercised                                                                 --
                                                                            ---------

         Outstanding December 31, 2007                                      3,000,000
                                                                            =========

         Weighted average exercise price of options outstanding at
         December 31, 2007                                                  $    0.10
                                                                            =========

                        OUTSTANDING OPTIONS                                        EXERCISABLE
---------------------------------------------------------------------    -------------------------------
                                         WEIGHTED
                                         AVERAGE
                        NUMBER          REMAINING         WEIGHTED           NUMBER          WEIGHTED
                    OUTSTANDING AT     CONTRACTUAL         AVERAGE       EXERCISABLE AT       AVERAGE
EXERCISE PRICES        12/31/07         LIFE (YRS)     EXERCISE PRICE       12/31/07      EXERCISE PRICE
---------------     --------------     -----------     --------------    --------------   --------------
     $0.10            3,000,000            8.92            $0.10            500,000            $0.10

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 2007

NOTE 8 - STOCK OPTIONS AND WARRANTS (continued)

         During the years ended December 31, 2007 and December 31, 2006, the Company recognized share-based compensation expense of $1,351 and $260, respectively as a component of operating expenses, for the stock options issued, of which $916 and $260, respectively, related to officers of the Company. As of December 31, 2007 and December 31, 2006, there was $1,389 and $1,740, respectively of total unrecognized compensation costs related to non-vested stock options, which is expected to be recorded to compensation expense through 2011, based on the graded vesting attribution method as follows:

         YEAR               COMPENSATION EXPENSE
         ----               --------------------
         2008                       $792
         2009                       $417
         2010                       $170
         2011                       $ 10

         Stock Warrants
         --------------

         The following tables summarize the information regarding stock warrants at December 31, 2006:

                                                       STOCK WARRANTS
                                                       --------------

     Outstanding December 31, 2006                        2,000,000

     Granted                                                     --

     Cancelled                                                   --

     Exercised                                                   --
                                                          ---------

     Outstanding December 31, 2007                        2,000,000
                                                          =========

Weighted average exercise price of warrants outstanding
at December 31, 2007                                          $0.10
                                                          =========

                        OUTSTANDING OPTIONS                                        EXERCISABLE
---------------------------------------------------------------------    -------------------------------
                                         WEIGHTED
                                         AVERAGE
                        NUMBER          REMAINING         WEIGHTED           NUMBER          WEIGHTED
                    OUTSTANDING AT     CONTRACTUAL         AVERAGE       EXERCISABLE AT       AVERAGE
EXERCISE PRICES        12/31/07         LIFE (YRS)     EXERCISE PRICE       12/31/07      EXERCISE PRICE
---------------     --------------     -----------     --------------    --------------   --------------
     $0.10            2,000,000            2.63            $0.10            2,000,000          $0.10

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 2007

NOTE 8 - STOCK OPTIONS AND WARRANTS (continued)

         Warrants issued with debt (see Note 5(d)) and expiring on June 30, 2008 generated unamortized debt discount of $1,000, of which $600 and $400 was recorded to interest expense in 2007 and 2006, respectively using the effective interest method, in accordance with Accounting Principles Board Opinion No. 14.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         Operating Lease - Facility
         --------------------------

         The Company is obligated under a seven-year agreement for the lease of its office and warehouse facility. The current monthly lease obligation is approximately $6,708, with an increase to approximately $10,364 effective September 2007, based on a contract escalation clause. Rent expense is recognized on a straight-line basis in accordance with Statement of Financial Accounting Standards No. 13. The annual estimated lease obligations in future years are as follows:

              -------------------------- --------------------------
                                           ANNUAL MINIMUM LEASE
                        YEAR                     PAYMENTS
              -------------------------- --------------------------
                        2008                     $125,612
              -------------------------- --------------------------
                        2009                     $129,384
              -------------------------- --------------------------
                        2010                     $133,268
              -------------------------- --------------------------
                        2011                     $137,260
              -------------------------- --------------------------
                        2012                     $141,383
              -------------------------- --------------------------
                     Thereafter                  $ 96,121
              -------------------------- --------------------------

         Rent expense for the years ended December 31, 2007 and December 31, 2006 was $133,511 and $115,755, respectively.

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 2007

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

          Operating Lease - Vehicles
          --------------------------

          The Company is obligated under a lease and service agreement with Ryder Truck Rental, Inc., for the lease, insurance and maintenance of five trucks used in the operation. The current monthly fixed obligation for the lease and insurance is approximately $11,320, subject to annual escalation based on the Consumer Price Index.

          The annual estimated lease obligations in future years are as follows:

              -------------------------- --------------------------
                                           ANNUAL MINIMUM LEASE
                        YEAR                     PAYMENTS
              -------------------------- --------------------------
                        2008                     $107,034
              -------------------------- --------------------------
                        2009                     $ 78,753
              -------------------------- --------------------------
                        2010                     $ 72,235
              -------------------------- --------------------------
                        2011                     $ 48,105
              -------------------------- --------------------------
                        2012                     $ 33,480
              -------------------------- --------------------------

NOTE 11 - CONCENTRATIONS OF RISK

          Major Customers
          ---------------

          For the year ended December 31, 2007, two customers generated revenues in excess of 10% of the Company's total consolidated revenues. Revenues from these customers totaled $490,482 and $242,044, or 25.3% and 12.5%, respectively. At December 31, 2007, accounts receivable for these two customers totaled $152,773 and $117,380, or 32.3% and 24.8%, respectively, of total gross receivables of $474,031.

NOTE 12 - SUBSEQUENT EVENTS

          On January 14, 2008, the Company issued 200,000 restricted common shares as part of an Investor Relations Marketing agreement entered into on August 1, 2007. For the year ended December 31, 2007 consulting fees have been accrued in the amount of $30,000 to reflect the fair value of the shares issued.

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

                 LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 2007

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         There have been no changes in accountants. There have been no disagreements with our accountants on accounting and financial disclosure.

ITEM 8A(T). CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

         An evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon this review, management concluded that our disclosure controls and procedures are effective.

         There have been no significant changes in internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Securities Exchange Act of 1934). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

LIMITATIONS OF DISCLOSURE CONTROLS AND PROCEDURES

         Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

NAME                       AGE            POSITION
----                       ---            --------
Regina R. Flood            49             Chairman of the Board and
                                          Chief Executive Officer

Brian P. Flood             50             President, Chief Operating Officer,
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

CODE OF ETHICS

         In February 2007, the Company adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer and controller and any persons performing similar functions. A copy of our Code of Ethics is attached as Exhibit 14.0 to our Annual Report on Form 10-KSB filed on April 5, 2007. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to Last Mile Logistics Group, Inc., 6675 Amberton Drive, Elkridge, Maryland 21075, Attention: Chief Financial Officer.

NO COMMITTEES

         Our Board of Directors does not, at present, have an audit, compensation or nominating committee, or any committee or committees performing similar functions. All of these functions are, at present, performed by the Board of Directors as a whole.

ITEM 10. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

         The following table set forth certain information as to the compensation paid to our two executive officers for 2007 and 2006:

                           SUMMARY COMPENSATION TABLE

NAME AND                               CASH        OPTION
PRINCIPAL POSITION         YEAR       SALARY       AWARDS         TOTAL
------------------         ----       -------      --------      -------
Regina R. Flood            2007       $76,442      $458 (1)      $76,900
Chief Executive
Officer                    2006       $76,790      $130 (1)      $76,920

Brian P. Flood             2007       $98,558      $458 (1)      $99,016
President, Chief
Operating Officer          2006       $55,180      $130 (1)      $55,310
and Chief Financial
Officer

James A. Rose, II          2007             0         0                0
President (2)
                           2006             0    $1,000           $1,000
----------
(1) For a description of the valuation of option awards, please see Note 8 to the Notes to the Financial Statements.

(2) Mr. Rose served as the President of LMLG from June 30, 2005 until October 2, 2006.

EMPLOYMENT AGREEMENTS

         On October 2, 2006, we entered into five year employment agreements with our two executive officers, Regina R. Flood and Brian P. Flood that were modified effective October 1, 2007. Pursuant to our employment agreement with Regina R. Flood, Ms. Flood serves as Chairman of the Board and Chief Executive Officer of the Company at an annual salary of $75,000 per annum. Her salary is adjusted annually in accordance with changes in the cost of living index. Ms. Flood is entitled to receive performance bonuses as may from time to time be determined by the Board of Directors and certain fringe benefits. Ms. Flood is subject to non-competition and confidentiality requirements.

         Pursuant to our employment agreement with Brian P. Flood, Mr. Flood serves as President and Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Secretary of the Company at an annual salary of $75,000 per annum. His salary is adjusted annually in accordance with changes in the cost of living index. Mr. Flood is entitled to receive performance bonuses as may from time to time be determined by the Board of Directors and certain fringe benefits. Mr. Flood is subject to non-competition and confidentiality requirements.

         The following table sets forth certain information as to outstanding stock options as of December 31, 2007:

----------------------------------------------------------------------------------------------------------------------
                                   OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007
------------------------ ------------------------------ --------------------- ----------------- ----------------------
         NAME                NUMBER OF SECURITIES            NUMBER OF        OPTION EXERCISE     OPTION EXPIRATION
                            UNDERLYING UNEXERCISED           SECURITIES            PRICE                DATE
                                   OPTIONS/                  UNDERLYING
                                  EXERCISABLE               UNEXERCISED
                                    OPTIONS/
                                  UNEXERCISABLE
------------------------ ------------------------------ --------------------- ----------------- ----------------------
    Regina R. Flood            1,000,000/250,000         1,000,000/750,000         $0.10           Sept. 30, 2016
------------------------ ------------------------------ --------------------- ----------------- ----------------------

------------------------ ------------------------------ --------------------- ----------------- ----------------------
    Brian P. Flood             1,000,000/250,000         1,000,000/750,000         $0.10           Sept. 30, 2016
------------------------ ------------------------------ --------------------- ----------------- ----------------------

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

         On February 19, 2007, in order to induce an individual to become an employee of LMLG, LMLG granted options to purchase 1,000,000 shares of its common stock. The options were granted at an exercise price of $0.10 per share. 250,000 options vest on February 18, 2008, an additional 250,000 options vest on February 18, 2009, an additional 250,000 options vest on February 18, 2010, and an additional 250,000 options vest on February 18, 2011. Vested options may be exercised at any time through February 18, 2017.

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

         Upon a change in control of the Company which is not approved by the Company's Board of Directors, all outstanding options to purchase our shares of common stock which have not previously vested will vest and become immediately exercisable. As a result, upon a change in control of the Company which is not approved by the Company's Board of Directors, up to 3,000,000 options to purchase shares could vest and become exercisable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

         As of December 31, 2007, the following securities were authorized for issuance under equity compensation plans:

                      NUMBER OF SHARES TO BE    EXERCISE PRICE    NUMBER OF SECURITIES
PLAN                   ISSUED UPON EXERCISE     OF OUTSTANDING    REMAINING AVAILABLE
CATEGORY              OF OUTSTANDING OPTIONS       OPTIONS        FOR FUTURE ISSUANCE
--------              ----------------------    --------------    --------------------
Equity Compensation
Plans Approved by
the Shareholders                   0                     0                  0

Equity Compensation
Plans Not Approved by
the Shareholders           3,000,000                  0.10                  0

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

         On February 19, 2007, in order to induce an individual to become an employee of LMLG, LMLG granted options to purchase 1,000,000 shares of its common stock.. The options were granted at an exercise price of $0.10 per share. 250,000 options vest on February 18, 2008, an additional 250,000 options vest on February 18, 2009, an additional 250,000 options vest on February 18, 2010, and an additional 250,000 options vest on February 18, 2011. Vested options may be exercised at any time through February 18, 2017.

BENEFICIAL OWNERSHIP TABLES

         The following information relates to those persons who are the beneficial owners of five percent or more of our outstanding shares of common stock:

NAME AND ADDRESS OF      AMOUNT AND NATURE OF       PERCENT
BENEFICIAL OWNER (1)     BENEFICIAL OWNERSHIP     OF CLASS (4)
--------------------     --------------------     ------------

Regina R. Flood              35,011,500 (2)           66.24

Brian P. Flood                9,138,500 (3)           17.29
----------
(1) The address for each of the persons listed above is c/o LMLG, 6675 Amberton Drive, Elkridge, Maryland 21075.

(2) Includes 34,761,500 shares of common stock and immediately exercisable options to purchase 250,000 shares of common stock.

(3) Includes 8,888,500 shares of common stock and immediately exercisable options to purchase 250,000 shares of common stock.

(4) The percentage is based upon 50,352,667 shares of issued and outstanding common stock, immediately exercisable warrants to purchase 2,000,000 shares of common stock and immediately exercisable options to purchase 500,000 shares of common stock, all as of March 31, 2008.

         The following information relates to the shares of common stock beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group:

NAME AND ADDRESS OF      AMOUNT AND NATURE OF       PERCENT
BENEFICIAL OWNER (1)     BENEFICIAL OWNERSHIP     OF CLASS (5)
--------------------     --------------------     ------------
Regina R. Flood              35,011,500 (2)           66.24

Brian P. Flood                9,138,500 (3)           17.29

All directors and
executive officers
as a group (two persons)     44,150,000 (4)           83.53

----------
(1) The address for each of the persons listed above is c/o LMLG, 6675 Amberton Drive, Elkridge, Maryland 21075.

(2) Includes 34,761,500 shares of common stock and immediately exercisable options to purchase 250,000 shares of common stock.

(3) Includes 8,888,500 shares of common stock and immediately exercisable options to purchase 250,000 shares of common stock.

(4) Includes 43,650,000 shares of common stock and immediately exercisable options to purchase 500,000 shares of common stock.

(5) The percentage is based upon 50,352,667 shares of issued and outstanding common stock, immediately exercisable warrants to purchase 2,000,000 shares of common stock and immediately exercisable options to purchase 500,000 shares of common stock, all as of March 31, 2008.

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

         During 2006, Mr. and Ms. Flood advanced an aggregate of $462,834 to Chesapeake Logistics and received from Chesapeake Logistics loan payments of $34,960. In the period from January 1, 2007 through December31, 2007, Mr. and Ms. Flood advanced a total of $158,000 to Chesapeake Logistics and received no loan payment from Chesapeake Logistics loan payments. At December 31, 2007, Chesapeake Logistics was indebted to Mr. and Ms. Flood in the amount of $612,834.

         As of December 5, 2006, Chesapeake Logistics executed and delivered a promissory note in the principal amount of $462,834 to Mr. and Ms. Flood and was added to with the advancements made in 2007. The entire principal amount of the promissory note, together with all interest accrued thereon, is due and payable on January 2, 2009. The promissory note bears interest at the prime rate of interest from time to time published in The Wall Street Journal and is unsecured. Payment of the promissory note is subordinated to the debts and obligations of Chesapeake Logistics to all other parties. At December 31, 2007, interest accrued on this note totaled $51,537.

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
         Corporation)

EXHIBIT
NO.               DESCRIPTION                                                   LOCATION
-------           -----------                                                   --------
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
         A. Rose, II

EXHIBIT
NO.               DESCRIPTION                                                   LOCATION
-------           -----------                                                   --------

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

10.15    Stock Option Agreement dated as of February 19,      Filed as an exhibit to Amendment
         2007 by and between the Last Mile Logistics,         No. 2 to Registration Statement on
         Group, Inc. and Barry Utz                            Form 10-SB on April 4, 2007

10.16    Second Modification Agreement dated as of            Filed as an exhibit to Quarterly
         June 18, 2007 by and between Last Mile Logistics     Report on Form 10-QSB filed on
         Group, Inc., Chesapeake Logistics, LLC and           August 13, 2007
         Charles H. DeVries

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

31.1     Certification Pursuant to Rule 13a-14(a) of
         Brian P. Flood                                       Filed herewith

32.0     Certification Pursuant to
         18 U.S.C. Section 1350 of Regina R. Flood            Filed herewith

32.1     Certification Pursuant to
         18 U.S.C. Section 1350 of Brian P. Flood             Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         For the fiscal years ended December 31, 2007 and December 31, 2006, the aggregate fees billed for professional services rendered by Bouwhuis, Morrill & Company, the Company's independent auditors, for the audit of the Company's annual financial statements and the reviews of its quarterly financial statements included in the Company's quarterly reports and filings under the Securities Exchange Act of 1934 totaled $41,300 and $83,600, respectively.

AUDIT RELATED FEES

         For the fiscal years ended December 31, 2007 and December 31, 2006, no fees were billed for professional services rendered by Bouwhuis, Morrill & Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not disclosed under "Audit Fees" above.

TAX FEES

         For the fiscal years ended December 31, 2007 and December 31, 2006, no fees were billed by Bouwhuis, Morrill & Company for tax compliance, tax advice or tax planning.

ALL OTHER FEES

         For the fiscal years ended December 31, 2007 and December 31, 2006, no fees were billed by Bouwhuis, Morrill & Company for any products or services not disclosed above.

PRE-APPROVAL POLICIES AND PROCEDURES

         The Company did not have an audit committee during 2007 or 2006 and, therefore, had no pre-approval policies or procedures.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LAST MILE LOGISTICS GROUP, INC.


April 7, 2008                      By /s/Regina R. Flood
                                      ------------------
                                   Regina R. Flood, Chairperson and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


April 7, 2008                      By /s/Brian P. Flood
                                      -----------------
                                   Brian P. Flood, President, Chief Operating
                                   Officer and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                TITLE                         DATE
----                                -----                         ----

/s/Regina R. Flood         Chairperson of the Board           April 7, 2008
------------------         and Director
Regina R. Flood


/s/Brian P. Flood          Director                           April 7, 2008
-----------------
Brian P. Flood