Form 10QSB
period 2008-03-31
Last Mile Logistics Group, Inc.
filed 2008-05-14
CIK 1379926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

LAST MILE LOGISTICS GROUP, INC.

(Exact name of small business issuer as specified in its charter)

———————

Florida	000-52301	65-1001573
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

6675 Amberton Drive, Elkridge, Maryland 21075

(Address of Principal Executive Office) (Zip Code)

(301) 931-1771

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 50,352,667 as of May 13, 2008

———————
Transitional Small Business Disclosure Format (check one):		Yes	X	No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet	Page 3
Condensed Consolidated Statements of Operations	Page 4
Condensed Consolidated Statements of Cash Flow	Page 5
Notes to the Condensed Consolidated Financial Statements	Page 6

LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	(Unaudited)
	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,324	$21,390
Accounts receivable, net	283,323	386,564
Prepaid and other current assets	10,415	9,510

Total Current Assets	319,062	417,464

PROPERTY & EQUIPMENT - NET	27,440	31,157

OTHER ASSETS
Deposits	21,525	21,525

Total Other Assets	21,525	21,525

TOTAL ASSETS	$368,027	$470,146

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$264,181	$198,491
Accrued expenses	335,511	409,807
Current portion of long-term debt	467,647	466,632

Total Current Liabilities	1,067,339	1,074,930

LONG-TERM LIABILITIES
Long-term debt	227,892	230,352
Note payable to related parties	622,834	612,834

Total Long-Term Liabilities	850,726	843,186

TOTAL LIABILITIES	1,918,065	1,918,116

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value; 100,000,000 shares authorized, 50,352,667 and 50,152,667 issued and outstanding, respectively	5,036	5,016
Additional paid-in capital	278,603	248,425
Accumulated deficit	(1,833,677)	(1,701,411)

TOTAL STOCKHOLDERS' DEFICIT	(1,550,038)	(1,447,970)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$368,027	$470,146

The accompanying notes are an integral part of these consolidated financial statements.

LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2008		2007
NET SALES		$560,834	$408,672

COST OF SALES
Purchased transportation		56,136	81,368
Wages and employee benefits		146,304	74,807
Fuel		57,053	31,645
Vehicle lease and rental		36,105	16,488
Other direct costs		35,029	21,958
Total Cost of Sales		330,627	226,266

GROSS MARGIN		230,207	182,406

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and employee benefits		163,979	168,234
Insurance		28,368	17,967
Rent		32,447	30,872
Professional fees		50,464	64,684
Bad debt expense		2,274	3,651
Facility expenses		15,086	10,698
Employee recruiting costs		452	1,961
Other		40,325	21,129
Total Selling, General and Administrative Expenses		333,395	319,196

LOSS FROM OPERATIONS		(103,188)	(136,790)

INTEREST EXPENSE		29,078	27,080

NET LOSS BEFORE INCOME TAXES		(132,266)	(163,870)

PROVISION FOR INCOME TAXES	r	—	—

NET LOSS		$(132,266)	$(163,870)

BASIC NET LOSS PER SHARE		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		50,352,667	49,015,224

The accompanying notes are an integral part of these consolidated financial statements.

LAST MILE LOGISTIC GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2008	2007
Beginning Balance
Ending Balance

Change in Balance

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(132,266)	$(163,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,661	4,481
Bad debt expense	2,274	3,651
Issuance of shares, options and warrants for services rendered	30,198	446

Changes in assets and liabilities:
Accounts receivable	100,967	40,243
Prepaids and other assets	(905)	4,361
Accounts payable and accrued expenses	(8,606)	52,022

Net Used in Operating Activities	(3,677)	(58,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(944)	(1,541)

Net Cash Used in Investing Activities	(944)	(1,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	175,000
Principal payments on long-term debt	(1,445)	(64,919)
Proceeds from loan payable - related party	10,000	(8,000)

Net Cash Provided by Financing Activities	8,555	102,081

NET INCREASE IN CASH AND EQUIVALENTS	3,934	41,874

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	21,390	73,972

CASH AND EQUIVALENTS, END OF PERIOD	$25,324	$115,846

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest	$15,152	$16,052
Cash payments for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for services rendered	$30,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

LAST MILE LOGISTICS GROUP, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Annual Report on Form 10-KSB filed on April 7, 2008. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The Company’s financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in its Annual Report on Form 10-KSB for the year ended December 31, 2007, the Company has sustained losses and has relied on advances and loans from owners and sales of shares of its equity for operating capital. Additionally, the Company has sustained additional operating losses for the three months ended March 31, 2008 of $132,266. To support the Company’s operations for the next year, management has plans to raise capital by a combination of debt and equity financing. There is no assurance, however, that these sources of capital will be timely obtained on acceptable terms.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 – MATERIAL TRANSACTIONS

On January 14, 2008, Agoracom International Enterprises, Corp. acquired 200,000 shares of common stock of LMLG in consideration of services rendered valued at $30,000. The certificate representing shares of common stock of LMLG contained a legend restricting transferability under the Securities Act of 1933.

From January 1, 2008 to March 31, 2008, the Company received $10,000 from officers of the Company, adding to the promissory note payable signed on December 5, 2006, with interest based on the prime rate.

Item 2.

Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

In addition to the historical information contained herein, we make statements in this report that are forward-looking statements. Sometimes these statements will contain words such as “believes,” “anticipates,” “expects,” “intends,” “hopes,” “should,” “will,” “plans,” and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors, certain of which are discussed herein under the heading “Factors That May Affect Future Operating Results,” that could cause our actual performance or achievements to be materially different from those expressed in any forward-looking statements made by or on our behalf. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. We do not assume the obligation to update or revise any forward-looking statements.

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

Selling, general and administrative expenses (“SG & A”) include salaries, wages and benefit costs of dispatch, customer service and other administrative personnel, officers’ compensation, facility rent and associated costs, insurance, telecommunications and other administrative and support costs.

While we do not own our facility and vehicles, we have lease commitments on both. Depreciation expense primarily relates to depreciation of computer equipment, office furniture and software.

Expenses as a Percentage of Sales

The following table sets forth for the periods indicated certain items from our consolidated statement of operations, expressed as a percentage of sales:

	Three Months Ended March 31,
	2008	2007
Sales	100.0%	100.0%

Cost of sales:
Purchased transportation	10.0%	19.9%
Wages and employee benefits	26.1%	18.3%
Fuel	10.2%	7.8%
Vehicle lease and rental	6.4%	4.0%
Other	6.2%	5.4%

Cost of sales	59.0%	55.4%

Gross margin	41.0%	44.6%

Selling, general and administrative:
Salaries and employee benefits	29.2%	41.2%
Insurance	5.1%	4.4%
Rent	5.8%	7.5%
Professional fees	9.0%	15.8%
Bad debt expense	0.4%	0.9%
Facility expenses	2.7%	2.6%
Other	7.3%	5.7%

Selling, general and administrative	59.4%	78.1%

Loss from Operations	(18.4)%	(33.5)%

Interest expense	5.2%	6.6%

Net loss	(23.6)%	(40.1)%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

For the three months ended March 31, 2008, LMLG had net sales of $560,834, as compared to net sales of $408,672 for the three months ended March 31, 2007, an increase of 37.2%. In the first quarter of 2008, deliveries of envelopes and small packages continued to decline, representing approximately 5% of net sales, compared to 20% in the first quarter of 2007. Freight revenue increased 63.5%, from $326,938 in 2007 to $534,700 in 2008. This increase in freight revenue can be attributed to 8 new freight customers in 2008 with first quarter 2008 sales of $195,750. Despite the downturn in the U.S. economy, especially the declining housing market, we are seeing the positive impact of our sales initiatives and investment in operating resources. It is also our opinion that the continued outsourcing trend has contributed to our revenue increase.

For the three months ended March 31, 2008, LMLG’s cost of sales was $330,627, as compared to cost of sales of $226,266 for the three months ended March 31, 2007, which represents a increase of 3.6% as a percentage of net sales for the respective periods. This increase as a percentage of net sales can be attributed to higher fuel costs and additional temporary labor required for start up work related to a new customer. The overall gross margin increased from $182,406 in the first quarter of 2007 to $230,207 in the first quarter of 2008.

For the three months ended March 31, 2008, LMLG had SG&A of $333,395, as compared to SG&A of $319,196 for the three months ended March 31, 2007, an increase of $14,199, or 4.4%. This increase in SG&A is primarily attributable to higher insurance costs along with additional temporary administrative labor costs in 2008 related to start up work for a new customer.

For the three months ended March 31, 2008, LMLG had a net loss of $132,266, as compared to a net loss of $163,870 for the three months ended March 31, 2007. These losses are a reflection of the investment in the personnel and facilities necessary to manage the transition to and growth of our freight delivery business, along with the issues noted above.

Liquidity and Capital Resources

We are experiencing substantial cash flow difficulties and we anticipate that we will continue to experience cash flow difficulties for some time. As a result, we have no present plans to make any material capital expenditures. At March 31, 2008, we had a working capital deficit of $748,277. Although no assurances can be given, we believe that our working capital will improve as net sales derived from the delivery of freight increase. In addition, although no assurances can be given, we believe that we may be able to secure equity and/or debt financing. In the first quarter of 2008, the Company received related party debt proceeds of $10,000 from the officers of the Company.

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

We have utilized existing lines of credit to fund our working capital needs through the first quarter of 2008. At March 31, 2008, the current portion of our long-term debt was $467,647, our long-term debt was $227,892 and our notes payable to related parties was $622,834. We believe that we will generate sufficient operating capital through operations to meet our debt service requirements and to maintain our business at its present level. However, if we fail for any reason to repay any of our loans on a timely basis, then we may have to curtail our business sharply or cease our operations altogether.

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

One such accounting policy we consider critical is that used in the accounting for the acquisition of Chesapeake Logistics by LMLG in a manner that constitutes a reverse acquisition and is accounted for as a recapitalization of the combined company. Accordingly, the assets and liabilities of Chesapeake Logistics have been presented in the consolidated balance sheet at book value. The historical operations presented in the Company’s Consolidated Statements of Operations are those of Chesapeake Logistics. As a result of the reverse acquisition, LMLG became the sole limited liability company member of Chesapeake Logistics by issuing 45,000,000 shares of its common stock for all of the outstanding units of ownership in Chesapeake Logistics.

Factors That May Affect Future Operating Results

Risks Related to Our Business

We have a history of losses and we may not return to profitability.

For the three months ended March 31, 2008, we had net sales of $560,834, as compared to net sales of $408,672 for the three months ended March 31, 2007. For the three months ended March 31, 2008, we incurred a net loss of $132,266, as compared to a net loss of $163,870 for the three months ended March 31, 2007. At March 31, 2008, we had a stockholders’ deficit of $1,550,038 and a working capital deficit of $748,277. We expect to sustain a loss for the year ended December 31, 2008.

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

At March 31, 2008, we had a stockholders’ deficit of $1,550,038. At March 31, 2008, we had current assets of $319,062 and current liabilities of $1,067,339, resulting in a working capital deficit of $748,277. At March 31, 2008, the current portion of our long-term debt was $467,647, our long-term debt was $227,892 and our notes payable to related parties was $622,834. We believe that we will generate sufficient operating capital through operations to meet our debt service requirements and to maintain our business at its present level. However, if we fail for any reason to repay any of our loans on a timely basis, then we may have to curtail our business sharply or cease our operations altogether.

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

Our financial statements are subject to a “going concern” qualification.

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

For the three months ended March 31, 2008, three customers generated revenues in excess of 10% of the Company’s total consolidated revenues. Revenues from these customers totaled $138,108, $135,823, and $119,786, or 24.6%, 24.2%, and 24.4%, respectively.

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

In addition, the transportation and logistics industries, and we, are affected by recessionary economic cycles, changes in inventory levels, and downturns in customers’ business cycles. Economic conditions may adversely affect our customers and prospective customers, their need for transportation, delivery and logistics services or their ability to pay for such services. The foregoing factors could materially and adversely impact our sales and profitability.

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

We maintain insurance for individual accident liability, workers’ compensation and general liability claims in amounts believed to be adequate. However, the nature of transportation and logistics industry is that accidents occur and, when they do, they frequently result in property damage, as well as injuries or death. If we experience claims that exceed or are not covered by our insurance or that exceed our reserves, it could increase the volatility of our earnings and have a material adverse effect on our financial condition and results of operations, such as a significant reduction in our net income and available capital.

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

Our Amended and Restated Articles of Incorporation provide for a staggered Board of Directors. Brian P. Flood’s term expires in 2008 and Regina R. Flood’s term expires in 2009. Our Amended and Restated Articles of Incorporation, as amended, also provide for a substantial number of shares of common stock and “blank check” preferred stock authorized for issuance solely by action of the Board of Directors. Our Amended and Restated Bylaws provide, among other things, that nominations for election to our Board of Directors, other than those made by the Board of Directors, must be made by written notification delivered to the Company not less than 20 and not more than 50 days prior to any annual or special meeting of shareholders called for the election of directors. Such provisions may have the effect of delaying or discouraging any takeover of the Company by others or otherwise delaying or limiting the shareholders’ ability to change the direction and management of the Company.

Our common stock may be subject to the SEC’s penny stock sales rules.

The SEC has adopted regulations which generally define penny stocks to be equity securities that have a market price of less than $5.00 per share. Such designation imposes additional sale practice requirements on broker-dealers which sell such securities to persons other than established customers and institutional accredited investors.

For transactions covered by these regulations, a broker-dealer must make a special suitability determination for the purchaser. A broker-dealer must obtain from the potential purchaser information concerning the person’s financial situation, investment experience and investment objectives and, based upon that and other information available to it, make a determination that transactions in penny stocks are suitable for the purchaser and that the purchaser has sufficient knowledge and experience in financial matters so that the purchaser reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. A broker-dealer must also receive the purchaser’s written consent to the transaction prior to sale.

These penny stock rules may restrict the ability of brokers, dealers and investors to sell our common stock to the extent our common stock may be subject to such rules.

Item 3.

Controls and Procedures

As of March 31, 2008, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer), and the Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of March 31, 2008, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in our internal control over financial reporting during the nine months ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Except as otherwise described below, during the last three years, we issued the following Company securities pursuant to Section 4(2) of the Securities Act of 1933 based upon the limited number of offerees, their relationship to the Company, their status as accredited investors, the amount of securities offered in each offering, the size of the respective offerings, and the manner of each offering: In each instance, the investor was provided with, or had access to, adequate information about the Company so as to be able to make an informed investment decision. Except as otherwise described below, the Company had a reasonable basis to believe that each investor was an “accredited investor,” as such term is defined in Regulation D, and otherwise possessed the requisite sophistication in business matters.

On February 19, 2007, in order to induce an individual become an employee of LMLG, LMLG granted options to purchase 1,000,000 shares of its common stock. The options were granted at an exercise price of $0.10 per share. 250,000 options vest on February 18, 2008, an additional 250,000 options vest on February 18, 2009, an additional 250,000 options vest on February 18, 2010, and an additional 250,000 options vest on February 18, 2011. Vested options may be exercised at any time through February 18, 2017.

On March 14, 2007, a private individual acquired 1,000,000 shares of common stock of LMLG for cash in the amount of $150,000. The certificate representing shares of common stock of LMLG contained a legend restricting transferability under the Securities Act of 1933.

On March 22, 2007, a private individual acquired 166,667 shares of common stock of LMLG for cash in the amount of $25,000. The certificate representing shares of common stock of LMLG contained a legend restricting transferability under the Securities Act of 1933.

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

On January 14, 2008 Agoracom International Enterprises Corp. acquired 200,000 shares of common stock of LMLG in consideration of services rendered valued at $30,000. The certificate representing shares of common stock of LMLG contained a legend restricting transferability under the Securities Act of 1933.

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

LAST MILE LOGISTICS GROUP, INC.

May 13, 2008	By	/s/ Regina R. Flood
Regina R. Flood, Chairperson and
Chief Executive Officer
(Principal Executive Officer)

May 13, 2008	By	/s/ Brian P. Flood
Brian P. Flood, President, Chief Operating
Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)